Form 10-Q
period 1999-03-31
PECO ENERGY TRANSITION TRUST
filed 1999-05-17
CIK 1064414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

            THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM
                       WITH THE REDUCED DISCLOSURE FORMAT

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                             SECURITIES ACT OF 1934

                        Commission file number: 333-58055

                          PECO Energy Transition Trust
             (Exact name of registrant as specified in its charter)

                  Delaware                           51-0382130
         (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)         Identification No.)

                      c/o First Union Trust Company, N. A.
                       One Rodney Square, 920 King Street
                        Wilmington, Delaware              19801
               (Address of principal executive offices) (Zip Code)

                                 (302) 888-7532
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes ____      No _X__

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                          PECO ENERGY TRANSITION TRUST
             STATEMENTS OF NET ASSETS AVAILABLE FOR TRUST ACTIVITIES
                              (Millions of Dollars)

                                                      March 31,      December 31,
                                                        1999             1998
                                                     ----------        -------
                                                    (Unaudited)
ASSETS
Cash                                                 $     20.0          $ --
Unamortized Debt Issuance Costs                            25.0           2.1
Intangible Transition Property                          4,080.2            --
                                                     ----------          ----
     Total Assets                                       4,125.2           2.1
                                                     ----------          ----
LIABILITIES

Due to Related Party                                      110.7           1.9
Accrued Expenses                                            4.1           0.2
Transition Bonds                                        3,995.2            --
                                                     ----------          ----
     Total Liabilities                                  4,110.0           2.1
                                                     ----------          ----

NET ASSETS AVAILABLE FOR TRUST ACTIVITIES            $     15.2          $ --
                                                     ==========          ====


                       See Notes to Financial Statements.

                          PECO ENERGY TRANSITION TRUST
        STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES
                                   (Unaudited)
                              (Millions of Dollars)

                                                                                Three Months Ended
                                                                                      March 31,
                                                                         -------------------------------
                                                                                1999           1998(a)
                                                                         -------------------------------
ADDITIONS:
Contributions by Trust Grantor                                              $     20.0          $ --
Deferred Debt Issuance Costs                                                      23.1            --
Deferred Discount on Transition Bonds                                              5.4            --
Intangible Transition Property                                                 4,080.2            --
                                                                            ----------          ----
TOTAL ADDITIONS                                                                4,128.7            --
                                                                            ----------          ----

DEDUCTIONS:

Due to Related Party                                                             108.8            --
Transition Bonds                                                               4,000.0            --
Accrued Interest on Transition Bonds                                               4.1            --
Amortization of Debt Discount                                                      0.6            --
                                                                            ----------          ----
TOTAL DEDUCTIONS                                                               4,113.5            --
                                                                            ----------          ----

CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES                              15.2            --

NET ASSETS AVAILABLE FOR TRUST ACTIVITIES AT BEGINNING OF PERIOD                  --              --
                                                                            ----------          ----
NET ASSETS AVAILABLE FOR TRUST ACTIVITIES AT END OF PERIOD                  $     15.2          $ --
                                                                            ==========          ====

(a) PECO Energy Transition Trust was formed on June 23, 1998.

                       See Notes to Financial Statements.

                          PECO ENERGY TRANSITION TRUST
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS
         PECO Energy Transition Trust (PETT), a statutory business trust established by PECO Energy Company (PECO Energy) under the laws of the State of Delaware, was formed on June 23, 1998 pursuant to a trust agreement between PECO Energy, as grantor, First Union Trust Company, N.A., as issuer trustee, and two beneficiary trustees appointed by PECO Energy. PECO Energy provides retail electric and natural gas service to the public in its traditional service territory and retail electric generation service throughout Pennsylvania pursuant to Pennsylvania's Customer Choice Program. PECO Energy also engages in the wholesale marketing of electricity on a national basis.

         PETT was organized for the special purpose of purchasing and owning Intangible Transition Property (ITP), issuing transition bonds (Transition Bonds), pledging its interest in ITP and other collateral to the bond trustee to secure the Transition Bonds, and performing activities that are necessary and suitable to accomplish these purposes. ITP represents the irrevocable right of PECO Energy, or its successor or assignee, to collect a non-bypassable Intangible Transition Charge (ITC) from customers pursuant to a Qualified Rate Order (QRO) issued on May 14, 1998 by the Pennsylvania Public Utility Commission
(PUC) in accordance with the Pennsylvania Electricity Generation Customer Choice and Competition Act (Competition Act) enacted in Pennsylvania in December 1996. The QRO authorizes the ITC to be sufficient to recover up to $4 billion of PECO Energy's stranded costs and an amount sufficient to recover the aggregate principal amount of the Transition Bonds, plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest, redemption premiums, if any, servicing fees and other expenses relating to the Transition Bonds.

         PETT's organizational documents require it to operate in such a manner that it should not be consolidated in the bankruptcy estate of PECO Energy in the event PECO Energy becomes subject to such a proceeding, and both PECO Energy and PETT will treat the transfer of ITP to PETT as a sale under the Competition Act. The Transition Bonds will be treated as debt obligations of PETT.

         For financial reporting and Federal and Commonwealth of Pennsylvania income and franchise tax purposes, the transfer of ITP to PETT will be treated as a financing arrangement and not as a sale. Furthermore, the results of operations of PETT will be consolidated with PECO Energy for financial and income tax reporting purposes.

2.  SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
         The accompanying condensed financial statements as of March 31, 1999 and for the three months then ended are unaudited, but include all adjustments that PETT considers necessary for a fair presentation of such financial statements. All adjustments are of a normal, recurring nature. The year-end condensed balance sheet data was derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amount of revenues, expenses, assets, and liabilities and disclosure of contingencies. Actual results could differ from these estimates.

Cash and Cash Equivalents
         PETT considers all liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Unamortized Debt Issuance Costs
         The costs associated with the issuance of the Transition Bonds have been capitalized and are being amortized over the life of the Transition Bonds.

Income Taxes
         PETT is a wholly owned subsidiary of PECO Energy and has elected not to be taxed as a corporation for federal income tax purposes. PETT is being treated as a division of PECO Energy and not as a separate taxable entity.

Derivative Financial Instruments
         Hedge accounting is applied only if the derivative reduces the risk of the underlying hedged item and is designed at inception as a hedge, with respect to the hedged item. If a derivative instrument ceased to meet the criteria for deferral, any gains or losses would be currently recognized in income. PETT does not hold or issue derivative financial instruments for trading purposes.

3.  TRANSITION BONDS
         On March 25, 1999, PETT, an independent statutory business trust organized under the laws of Delaware and a wholly owned subsidiary of PECO Energy, issued $4 billion aggregate principal amount of Transition Bonds to securitize a portion of PECO Energy's authorized stranded cost recovery. The Transition Bonds are solely obligations of PETT, secured by ITP sold by PECO Energy to PETT concurrently with the issuance of the Transition Bonds and certain other collateral related thereto.

         The terms of the Transition Bonds are as follows:

             Approximate
              Face Amount          Bond              Expected                  Final
Class         (millions)           Rate              Maturity                  Maturity
-----         ----------           ----              --------                  --------
A-1           $244.5               5.48%             March 1, 2001             March 1, 2003
A-2           $275.4               5.63%             March 1, 2003             March 1, 2005
A-3           $667.0               5.18% (a)         March 1, 2004             March 1, 2006
A-4           $458.5               5.80%             March 1, 2005             March 1, 2007
A-5           $464.6               5.26% (a)         September 1, 2007         March 1, 2009
A-6           $993.4               6.05%             March 1, 2007             March 1, 2009
A-7           $896.7               6.13%             September 1, 2008         March 1, 2009

         (a) The Class A-3 and A-5 Transition Bonds earn interest at a floating rate. The rates provided for each such class above are as of March 31, 1999.

         PETT used the proceeds of the Transition Bonds to purchase the ITP from PECO Energy. In accordance with the terms of the Competition Act and the May 14, 1998 QRO, PECO Energy will use the proceeds principally to reduce its stranded costs and related capitalization.

         PETT has entered into interest rate swaps to manage interest rate exposure associated with the issuance of two floating rate series of Transition Bonds. The swaps have a fair value of $3 million which is based on the present value difference between the contracted rate (i.e., hedged rate) and the market rates at March 31, 1999. The fixed interest rates of series A-3 and A-5 are 6.577% and 6.943%, respectively.

         The aggregate change in fair value of the Transition Bond derivative instruments that would have resulted from a hypothetical 50 basis point decrease in the spot yield at March 31, 1999 is estimated to be $5 million. If the derivative instruments had been terminated at March 31, 1999, this estmated fair value represents the amount to be paid by PETT to the counterparties.

         The aggregate change in fair value of these derivative instruments that would have resulted from a hypothetical 50 basis point increase in the spot yield at March 31, 1999 is estimated to be $14.6 million. If the derivative instruments had been terminated at March 31, 1999, this estimated fair value represents the amount to be paid by the counterparties to PETT.

4.  SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS
         Under the Master Servicing Agreement entered into by PETT and PECO Energy dated as of March 25, 1999, PECO Energy, as servicer, is required to manage and administer the ITP sold to PETT and to collect the ITC related thereto on behalf of PETT. PETT will pay an annual servicing fee based upon the outstanding principal amount of the Transition Bonds. Upon closing of the Bond issuance transaction, PETT recorded an intercompany liability to PECO Energy in the amount of $110.7 million consisting of: (1) Overcollateralization Deposits of $60.1 million, (2) Servicing Fees of $49.2 million, and (3) Trustee Fees of $1.4 million. This liability is reflected on PETT's Statement of Net Assets Available for Trust Activities as Due to Related Party.

         Copies of the executed form of the sale agreement between PECO Energy, as seller, and PETT, as purchaser, the Master Servicing Agreement, and the Indenture were filed with the Securities and Exchange Commission in a Current Report on Form 8-K dated March 31, 1999.

5.  LITIGATION
         Indianapolis Power and Light Company (IPL) filed an action which sought to invalidate the Competition Act and thereby preclude PECO Energy from recovering and securitizing stranded costs. IPL asserted that the Competition Act discriminates against interstate commerce in violation of the Commerce Clause of the United States Constitution. The Commonwealth Court of Pennsylvania dismissed this action. IPL sought review of this dismissal by the United States Supreme Court. The IPL petition for certiorari was denied by the United States Supreme Court as reported on PECO Energy Company's Current Report on Form 8-K dated March 8, 1999. All appeals of the PUC's Final Order dated May 14, 1998 that were being pursued have been resolved and all other appeals that were being held in abeyance have been withdrawn with prejudice from the Commonwealth Court of Pennsylvania and the United States District Court.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

         PECO Energy Transition Trust (PETT) was formed under the laws of Delaware pursuant to a trust agreement between PETT, PECO Energy Company (PECO
Energy), First Union Trust Company, N.A., acting thereunder not in its individual capacity but solely as issuer trustee of PETT, and two beneficiary trustees appointed by PECO Energy. PETT is currently governed by an amended and restated trust agreement among the same parties.

RESULTS OF OPERATIONS

         For the three months ended March 31, 1999, PETT incurred $4.7 million of interest expense associated with the transition bonds (Transition Bonds) issued on March 25, 1999.

DISCUSSION OF LIQUIDITY AND CAPITAL RESOURCES

         On March 25, 1999, PETT issued $244.5 million aggregate principal amount of 5.48% Transition Bonds, Class A-1, $275.4 million aggregate principal amount of 5.63% Transition Bonds, Class A-2, $667.0 million aggregate principal amount of LIBOR+0.125% (5.18% on March 31, 1999) Transition Bonds, Class A-3, $458.5 million aggregate principal amount of 5.80% Transition Bonds, Class A-4, $464.6 million aggregate principal amount of LIBOR+0.200% (5.26% on March 31, 1999) Transition Bonds, Class A-5, $993.4 million aggregate principal amount of 6.05% Transition Bonds, Class A-6, $896.7 million aggregate principal amount of 6.13% Transition Bonds, Class A-7.

YEAR 2000 COMPLIANCE

         PETT relies on the computer systems of PECO Energy in its capacity as servicer under the Master Servicing Agreement. PECO Energy is faced with the task of addressing the Year 2000 issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year and other programming techniques which constrain date calculations or assign special meanings to certain dates. Any of PECO Energy's computer systems that have date-sensitive software of microprocessors may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to measure usage, read meters, process transactions, send bills or operate electric generation stations. In addition, the Year 2000 issue could affect the ability of Customers to receive bills sent by PECO Energy or make payments on such bills.

         PECO Energy has determined that it will be required to modify or replace significant portions of its software so that its computer systems will properly use dates beyond December 31, 1999. PECO Energy presently believes that, with modifications to existing software and conversions to new software, the Year 2000 issue can be mitigated. However, if such modifications and conversions are not made or are not completed in a timely manner, the Year 2000 issue could have material adverse impact on the operations and financial condition of PECO Energy. The costs associated with this potential impact are speculative and not presently quantifiable. PECO Energy has not investigated and has no intention of investigating the Year 2000 issue as it relates to any Customer's ability to receive bills sent by PECO Energy or make payments on bills.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

Omitted with respect to PETT pursuant to Instruction H of Form 10-Q.




                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Indianapolis Power and Light Company (IPL) filed an action which sought to invalidate the Competition Act and thereby preclude PECO Energy from recovering and securitizing stranded costs. IPL asserted that the Competition Act discriminates against interstate commerce in violation of the Commerce Clause of the United States Constitution. The Commonwealth Court of Pennsylvania dismissed this action. IPL sought review of this dismissal by the United States Supreme Court. The IPL petition for certiorari was denied by the United States Supreme Court as reported on PECO Energy Company's Current Report on Form 8-K dated March 8, 1999. All appeals of the PUC's Final Order dated May 14, 1998 that were being pursued have been resolved and all other appeals that were being held in abeyance have been withdrawn with prejudice from the Commonwealth Court Of Pennsylvania and the United States District Court.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Omitted with respect to PETT pursuant to Instruction H of Form 10-Q.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Omitted with respect to PETT pursuant to Instruction H of Form 10-Q.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Omitted with respect to PETT pursuant to Instruction H of Form 10-Q.

ITEM 5.  OTHER INFORMATION

         There is nothing to report with regard to this item.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

Exhibit No.       Description
---------------   ---------------

4.1.1 Trust Agreement for PECO Energy Transition Trust (incorporated by reference to the same titled exhibit to PETT's Registration Statement on Form S-3, File No. 333-58055, filed with the Commission on June 29, 1998).

4.1.2 Amended and Restated Trust Agreement for PECO Energy Transition Trust (incorporated by reference to the same titled exhibit to PETT's Current Report on Form 8-K filed with the Commission on March 31, 1999).

4.2 Certificate of Trust for PECO Energy Transition Trust (incorporated by reference to the same titled exhibit to PETT's Registration Statement on Form S-3, File No. 333-58055, filed with the Commission on June 29, 1998)

4.3.1 Indenture dated as of March 1, 1999 between PECO Energy Transition Trust and The Bank of New York (incorporated by reference to the same titled exhibit to PETT's Current Report on Form 8-K filed with the Commission on March 31,
                    1999).

4.3.2 Series Supplement dated as of March 25, 1999 between PECO Energy Transition Trust and The Bank of New York (incorporated by reference to the same titled exhibit to PETT's Current Report on Form 8-K filed with the Commission on March 31, 1999).

10.1 Intangible Transition Property Sale Agreement dated as of March 25, 1999 between PECO Energy Transition Trust and PECO Energy Company (incorporated by reference to the same titled exhibit to PETT's Current Report on Form 8-K filed with the Commission on March 31, 1999).

10.2 Master Servicing Agreement dated as of March 25, 1999 between PECO Energy Transition Trust and PECO Energy Company (incorporated by reference to the same titled exhibit to PETT's Current Report on Form 8-K filed with the Commission on March 31, 1999).

27                  Financial Data Schedule.

99.1 Form of ISDA Master Agreement (PETT entered into two such agreements, each dated as of March 18, 1999, with Goldman Sachs Mitsui Marine Derivative Products, L.P. and Citibank, N.A., New York, respectively, with respect to the Class A-3 and Class A-5 Transition Bonds, respectively) (incorporated by reference to the same titled exhibit to PETT's Current Report on Form 8-K filed with the Commission on March 31,
                    1999).

99.2 Schedule to the Master Agreement dated as of March 18, 1999 between Goldman Sachs Mitsui Marine Derivative Products, L.P. and PECO Energy Transition Trust (incorporated by reference to the same titled exhibit to PETT's Current Report on Form 8-K filed with the Commission on March 31,
                    1999).

99.3 Schedule to the Master Agreement dated as of March 18, 1999 between Citibank, N.A., New York and PECO Energy Transition Trust (incorporated by reference to the same titled exhibit to PETT's Current Report on Form 8-K filed with the Commission on March 31, 1999).

99.4 Confirmation Letter Agreement dated March 18, 1999 from Goldman Sachs Mitsui Marine Derivative Products, L.P. and confirmed by PECO Energy Transition Trust (incorporated by reference to the same titled exhibit to PETT's Current Report on Form 8-K filed with the Commisssion on March 31,
                    1999).

99.5 Confirmation Letter Agreement dated March 18, 1999 from Citibank, N.A., New York and confirmed by PECO Energy Transition Trust (incorporated by reference to the same titled exhibit to PETT's Current Report on Form 8-K filed with the Commission on March 31, 1999).

(b) Reports on Form 8-K filed during the reporting period:

    Report, dated March 31, 1999 reporting information under "ITEM 5. OTHER
          EVENTS" regarding the issuance and sale of $4 billion of Transition Bonds by PETT on March 25, 1999.

    Reports on Form 8-K filed subsequent to the reporting period:

    Report, dated May 12, 1999 reporting  information  under "ITEM 5. OTHER
          EVENTS" regarding the Monthly Servicer Certificates and Monthly Servicer Report for April 1999 .

                          PECO ENERGY TRANSITION TRUST


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  May 14, 1999                             By:  /s/ Diana Moy Kelly
                                                     -----------------------
                                                     Diana Moy Kelly
                                                     Beneficiary Trustee