Form 10-Q
period 1999-06-30
PECO ENERGY TRANSITION TRUST
filed 1999-08-13
CIK 1064414

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

                  For the quarterly period ended June 30, 1999

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

                 Yes      X               No
                      ----------               ----------

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                          PECO ENERGY TRANSITION TRUST
             STATEMENTS OF NET ASSETS AVAILABLE FOR TRUST ACTIVITIES
                              (Millions of Dollars)

                                                                    June 30,      December 31,
                                                                      1999            1998
                                                                --------------------------------
                                                                         (Unaudited)
ASSETS

Current Assets:
     Cash                                                         $     94.1          $ --
     Current portion of intangible transition property                 139.2            --
                                                                    --------          ----
         Total Current Assets                                          233.3            --

Noncurrent Assets:
     Unamortized Debt Issuance Costs                                    24.2           2.1
     Intangible Transition Property                                  3,919.7            --
                                                                    --------          ----
     TOTAL ASSETS                                                    4,177.2           2.1
                                                                    --------          ----

LIABILITIES

Current Liabilities:
     Due to Related Party, Net                                          70.4           1.9
     Accrued Interest Expense                                           66.5            --
     Accrued Expenses                                                   --             0.2
     Current portion of Transition Bonds                               107.0            --
                                                                    --------          ----
         Total Current Liabilities                                     243.9           2.1

Long-term Debt:
     Transition Bonds                                                3,887.9            --
                                                                    --------          ----
     TOTAL LIABILITIES                                               4,131.8           2.1
                                                                    --------          ----

NET ASSETS AVAILABLE FOR TRUST ACTIVITIES                         $     45.4          $ --
                                                                    ========          ====


                       See Notes to Financial Statements.

                          PECO ENERGY TRANSITION TRUST
        STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES
                                   (Unaudited)
                              (Millions of Dollars)

                                                               Three Months Ended            Six Months Ended
                                                                    June 30,                     June 30,
                                                                1999        1998 (a)         1999       1998 (a)
ADDITIONS
     Contributions by Trust Grantor                             $ -           $ -           $ 20.0        $ -
     ITC Collections                                             74.1           -             74.1          -
     Due From Related Party                                      41.1           -             41.1          -
     Deferred Debt Issuance Costs                                 -             -             23.1          -
     Deferred Discount on Transition Bonds                        -             -              5.4          -
     Intangible Transition Property                               -             -          4,080.2          -
     Other                                                         .3           -               .3          -
                                                            ---------       --------      --------     --------

TOTAL ADDITIONS                                                 115.5           -          4,244.2          -
                                                            ---------       --------      --------     --------

DEDUCTIONS
     Due to Related Party                                          .8           -            109.6          -
     Transition Bonds                                             -             -          4,000.0          -
     Accrued Interest on Transition Bonds                        62.4           -             66.5          -
     Amortization of Debt Issuance Costs                           .8           -               .8          -
     Amortization of Intangible Transition Property              21.3           -             21.3          -
     Amortization of Debt Discount                                -             -               .6          -
                                                            ---------       --------      --------     --------

     TOTAL DEDUCTIONS                                            85.3           -          4,198.8          -
                                                            ---------       --------      --------     --------

CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES             30.2           -             45.4          -
                                                            ---------       --------      --------     --------

NET ASSETS AVAILABLE FOR TRUST ACTIVITES
AT BEGINNING OF PERIOD                                           15.2           -              -            -
                                                            ---------       --------      --------     --------

NET ASSETS AVAILABLE FOR TRUST ACTIVITIES
AT END OF PERIOD                                               $ 45.4         $ -           $ 45.4        $ -
                                                            =========       ========      ========     ========

(a) PECO Energy Transition Trust was formed on June 23, 1998. At inception, a $5,000 contribution was made by the Trust Grantor.


                       See Notes to Financial Statements.

                          PECO ENERGY TRANSITION TRUST
                          NOTES TO FINANCIAL STATEMENTS

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

         PETT's organizational documents require it to operate in such a manner that it should not be consolidated in the bankruptcy estate of PECO Energy in the event PECO Energy becomes subject to such a proceeding, and both PECO Energy and PETT have treated the transfer of ITP to PETT as a sale under the Competition Act. The Transition Bonds are debt obligations of PETT.

         For financial reporting and Federal and Commonwealth of Pennsylvania income and franchise tax purposes, the transfer of ITP to PETT has been treated as a financing arrangement and not as a sale. Furthermore, the results of operations of PETT will be consolidated with PECO Energy for financial and income tax reporting purposes.

2.  SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
         The accompanying financial statements as of June 30, 1999 and for the three and six months then ended are unaudited, but include all adjustments that PETT considers necessary for a fair presentation of such financial statements. All adjustments are of a normal, recurring nature. The year-end balance sheet data was derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amount of revenues, expenses, assets, and liabilities and disclosure of contingencies. Actual results could differ from these estimates.

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

Derivative Financial Instruments
         Hedge accounting is applied only if the derivative reduces the risk of the underlying hedged item and is designed at inception as a hedge, with respect to the hedged item. If a derivative instrument ceased to meet the criteria for deferral, any gains or losses, would be currently recognized in income. PETT does not hold or issue derivative financial instruments for trading purposes.

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

         The terms of the Transition Bonds are as follows:

                       Approximate
                       Face Amount          Bond              Expected                  Final
         Class         (millions)           Rate              Maturity                  Maturity
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

         (a) The Class A-3 and A-5 Transition Bonds earn interest at a floating rate. The rates provided for each such class above are as of June 30, 1999.

         PETT used the proceeds of the Transition Bonds to purchase the ITP from PECO Energy. In accordance with the terms of the Competition Act and the May 14, 1998 QRO, PECO Energy will use the proceeds principally to reduce its stranded costs and related capitalization.

         PETT has entered into interest rate swaps to manage interest rate exposure associated with the issuance of two floating rate series of Transition Bonds. At June 30, 1999, the fair value of these instruments was $13.9 million based on the present value difference between the contracted rate (i.e., hedged rate) and the market rates at that date. The fixed interest rates of series A-3 and A-5 are 6.58% and 6.94%, respectively. A hypothetical 50 basis point increase or decrease in the spot yield at June 30, 1999 would have resulted in an aggregate fair value of these interest rate swaps of $24.1 million or $1.4 million, respectively. If the derivative instruments had been terminated at June 30, 1999, these estimated fair values represent the amount to be paid by the counterparties to PETT.

4.  SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS
         Under the Master Servicing Agreement entered into by PETT and PECO Energy dated as of March 25, 1999, PECO Energy, as servicer, is required to manage and administer the ITP sold to PETT and to collect the ITC related thereto on behalf of PETT. PETT will pay an annual servicing fee based upon the outstanding principal amount of the Transition Bonds. Upon closing of the Transition Bond issuance, PETT recorded an intercompany liability to PECO Energy in the amount of $110.7 million consisting of: (1) overcollateralization deposits of $60.1 million, (2) servicing fees of $49.2 million, and (3) trustee fees of $1.4 million. This liability is reflected on PETT's Statement of Net Assets Available for Trust Activities as Due to Related Party.

         Copies of the executed Sale Agreement between PECO Energy, as seller, and PETT, as purchaser, the Master Servicing Agreement, and the Indenture were filed with the Securities and Exchange Commission in a Current Report on Form 8-K dated March 31, 1999.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         The following analysis of the financial condition and results of activities of PECO Energy Transition Trust (PETT) is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements and Notes to Financial Statements included in Item 1 above, and the Note Issuer's annual Financial Statements and the Notes to Financial Statements included in its Registration Statement dated March 18, 1999.

         PETT was formed under the laws of Delaware pursuant to a trust agreement between PETT, PECO Energy Company (PECO Energy), First Union Trust Company, N.A., acting thereunder not in its individual capacity but solely as issuer trustee of PETT, and two beneficiary trustees appointed by PECO Energy. PETT is currently governed by an amended and restated trust agreement among the same parties.

         Additions, primarily representing the recovery of ITC, for both the three and six months ended June 30, 1999 were $117.4 million. Deductions incurred for the three and six months ended June 30, 1999 were $87.2 and $91.9 million, respectively, and included: $62.9 million and $67.6 million, respectively, of interest charges associated with the transition bonds (Transition Bonds) issued on March 25, 1999; amortization charges related to the ITC of $21.3 million and servicing fees of $3.0 million.

         On March 25, 1999, PETT issued $244.5 million aggregate principal amount of 5.48% Transition Bonds, Class A-1, $275.4 million aggregate principal amount of 5.63% Transition Bonds, Class A-2, $667.0 million aggregate principal amount of LIBOR+0.125% (5.18% on June 30, 1999) Transition Bonds, Class A-3, $458.5 million aggregate principal amount of 5.80% Transition Bonds, Class A-4, $464.6 million aggregate principal amount of LIBOR+0.200% (5.26% on June 30, 1999) Transition Bonds, Class A-5, $993.4 million aggregate principal amount of 6.05% Transition Bonds, Class A-6, $896.7 million aggregate principal amount of 6.13% Transition Bonds, Class A-7.


         PETT relies on the computer systems of PECO Energy in its capacity as servicer under the Master Servicing Agreement. PECO Energy is faced with the task of addressing the Year 2000 (Y2K) issue. The Y2K issue is the result of computer programs being written using two digits rather than four to define the applicable year and other programming techniques which constrain date calculations or assign special meanings to certain dates. Any of PECO Energy's computer systems that have date-sensitive software of microprocessors may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to measure usage, read meters, process transactions, send bills or operate electric generation stations. In addition, the Y2K issue could affect the ability of customers to receive bills sent by PECO Energy or make payments on such bills.

         PECO Energy has determined that it will be required to modify or replace significant portions of its software so that its computer systems will properly use dates beyond December 31, 1999. PECO Energy presently believes that, with modifications to existing software and conversions to new software, the Y2K issue can be mitigated. However, if such modifications and conversions are not made or are not completed in a timely manner, the Y2K issue could have a material adverse impact on the operations and financial condition of PECO Energy. The costs associated with this potential impact are speculative and not presently quantifiable. PECO Energy has not investigated and has no intention of investigating the Y2K issue as it relates to any customer's ability to receive bills sent by PECO Energy or make payments on bills.

         For additional information on PECO Energy's Y2K project, see PECO Energy's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

Omitted with respect to PETT pursuant to Instruction H of Form 10-Q.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Omitted with respect to PETT pursuant to Instruction H of Form 10-Q.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Omitted with respect to PETT pursuant to Instruction H of Form 10-Q.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Omitted with respect to PETT pursuant to Instruction H of Form 10-Q.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

Exhibit No.       Description
---------------   ---------------
27                 Financial Data Schedule.

(b) Reports on Form 8-K filed during the reporting period:

         Report,  dated May 12, 1999, reporting information under "ITEM 5. OTHER
                  EVENTS"  regarding  the  Monthly  Servicer   Certificates  and
                  Monthly Servicer Report for April 1999.

                          PECO ENERGY TRANSITION TRUST


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  August 13, 1999                      By:  /s/ Diana Moy Kelly
                                                 ----------------------------
                                                 Diana Moy Kelly
                                                 Beneficiary Trustee