Form 10-Q
period 1999-09-30
PECO ENERGY TRANSITION TRUST
filed 1999-11-15
CIK 1064414

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

                For the quarterly period ended September 30, 1999

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          PECO ENERGY TRANSITION TRUST
             STATEMENTS OF NET ASSETS AVAILABLE FOR TRUST ACTIVITIES
                              (Millions of Dollars)

                                                                          September 30,       December 31,
                                                                              1999                1998
                                                                        -----------------   -----------------
                                                                                     (Unaudited)
ASSETS

Current Assets:
     Cash and Cash Equivalents                                                 $  86.7              $  -
     Current portion of Intangible Transition Property                           134.7                 -
                                                                        -----------------   -----------------
         Total Current Assets                                                    221.4                 -

Noncurrent Assets:
     Unamortized Debt Issuance Costs                                              23.4               2.1
     Intangible Transition Property                                            3,883.1                 -
                                                                        -----------------   -----------------
     TOTAL ASSETS                                                              4,127.9               2.1
                                                                        -----------------   -----------------

LIABILITIES

Current Liabilities:
     Due to Related Party, Net                                                    58.4               1.9
     Accrued Interest Expense                                                     23.1                 -
     Accrued Expenses                                                              -                 0.2
     Current portion of Transition Bonds                                         120.0                 -
                                                                        -----------------   -----------------
         Total Current Liabilities                                               201.5               2.1

Long-term Debt:
     Transition Bonds                                                          3,832.5                 -
                                                                        -----------------   -----------------
     TOTAL LIABILITIES                                                         4,034.0               2.1
                                                                        -----------------   -----------------

NET ASSETS AVAILABLE FOR TRUST ACTIVITIES                                      $  93.9              $  -
                                                                        =================   =================

                       See Notes to Financial Statements.

                          PECO ENERGY TRANSITION TRUST
        STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES
                                   (Unaudited)
                              (Millions of Dollars)

                                                                Three Months Ended            Nine Months Ended
                                                                   September 30,                 September 30,
                                                                1999        1998 (a)         1999       1998 (a)
                                                            ---------       --------      --------     --------
ADDITIONS
     Contributions by Trust Grantor                             $ -           $ -           $ 20.0        $ -
     ITC Collections                                            145.9           -            222.2          -
     Due From Related Party                                      11.9           -             53.0          -
     Deferred Debt Issuance Costs                                 -             1.1           23.1          1.1
     Deferred Discount on Transition Bonds                        -             -              5.4          -
     Intangible Transition Property                               -             -          4,080.2          -
     Interest Income                                              1.7           -              1.7          -
Other                                                             -             -               .3          -
                                                            ---------       --------      --------     --------

TOTAL ADDITIONS                                                 159.5           1.1        4,405.9          1.1
                                                            ---------       --------      --------     --------

DEDUCTIONS
     Due to Related Party                                         -             1.1          111.4          1.1
     Transition Bonds                                             -             -          4,000.0          -
     Interest Expense                                            66.1           -            130.0          -
     Amortization of Debt Issuance Costs                           .8           -              1.6          -
     Amortization of Intangible Transition Property              41.0           -             62.3          -
     Amortization of Debt Discount                                 .1           -               .7          -
     Service Fee Expense                                          3.0           -              6.0          -
                                                            ---------       --------      --------     --------

     TOTAL DEDUCTIONS                                           111.0           1.1        4,312.0          1.1
                                                            ---------       --------      --------     --------

CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES             48.5           -             93.9          -
                                                            ---------       --------      --------     --------

NET ASSETS AVAILABLE FOR TRUST ACTIVITES
AT BEGINNING OF PERIOD                                           45.4           -              -            -
                                                            ---------       --------      --------     --------

NET ASSETS AVAILABLE FOR TRUST ACTIVITIES
AT END OF PERIOD                                               $ 93.9         $ -           $ 93.9        $ -
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

         For financial reporting and federal and Commonwealth of Pennsylvania income and franchise tax purposes, the transfer of ITP to PETT has been treated as a financing arrangement and not as a sale. Furthermore, the results of operations of PETT are consolidated with PECO Energy for financial and income tax reporting purposes.

2.  SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
         The accompanying financial statements as of September 30, 1999 and for the three and nine months then ended are unaudited, but include all adjustments that PETT considers necessary for a fair presentation of such financial statements. All adjustments are of a normal, recurring nature. The year-end balance sheet data was derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amount of revenues, expenses, assets, and liabilities and disclosure of contingencies. Actual results could differ from these estimates.

Cash and Cash Equivalents
         PETT considers all liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

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

         The terms of the Transition Bonds are as follows:

                       Approximate
                       Face Amount          Bond              Expected                  Final
         Class         (millions)           Rate              Maturity                  Maturity
         A-1           $244.5               5.48%             March 1, 2001             March 1, 2003
         A-2           $275.4               5.63%             March 1, 2003             March 1, 2005
         A-3           $667.0               6.02% (a)         March 1, 2004             March 1, 2006
         A-4           $458.5               5.80%             March 1, 2005             March 1, 2007
         A-5           $464.6               6.10% (a)         September 1, 2007         March 1, 2009
         A-6           $993.4               6.05%             March 1, 2007             March 1, 2009
         A-7           $896.6               6.13%             September 1, 2008         March 1, 2009

         (a) The Class A-3 and A-5 Transition Bonds bears interest at floating rates. The rates provided for each such class above are as of September 30, 1999.

         PETT used the proceeds of the Transition Bonds to purchase the ITP from PECO Energy. In accordance with the terms of the Competition Act and the May 14, 1998 QRO, PECO Energy used the proceeds principally to reduce its stranded costs and related capitalization.

         PETT has entered into interest rate swaps to manage interest rate exposure associated with the issuance of two floating rate series of Transition Bonds. At September 30, 1999, the fair value of these instruments was $23.3 million based on the present value difference between the contracted rate (i.e., hedged rate) and the market rates at that date. The fixed interest rates of series A-3 and A-5 are 6.58% and 6.94%, respectively. A hypothetical 50 basis point increase or decrease in the spot yield at September 30, 1999 would have resulted in an aggregate fair value of these interest rate swaps of $37.5 million or $11.9 million, respectively. If the derivative instruments had been terminated at September 30, 1999, these estimated fair values represent the amount to be paid by the counterparties to PETT.

         On September 1, 1999, PETT made the first semi-annual principal and interest payments related to the Transition Bonds of $42.5 million and $106.9 million, respectively.

4.  SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS
         Under the Master Servicing Agreement entered into by PETT and PECO Energy dated as of March 25, 1999, PECO Energy, as servicer, is required to manage and administer the ITP sold to PETT and to collect the ITC related thereto on behalf of PETT. PETT will pay an annual servicing fee based upon the outstanding principal amount of the Transition Bonds. Upon closing of the Transition Bond issuance, PETT recorded an intercompany liability to PECO Energy in the amount of $110.7 million consisting of: (1) overcollateralization deposits of $60.1 million, (2) servicing fees of $49.2 million, and (3) trustee fees of $1.4 million. This liability is included in PETT's Statement of Net Assets Available for Trust Activities.

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

         PETT was formed under the laws of Delaware pursuant to a trust agreement between PETT, PECO Energy Company (PECO Energy), First Union Trust Company, N.A., acting thereunder not in its individual capacity but solely as issuer trustee of PETT, and two beneficiary trustees appointed by PECO Energy. PETT is currently governed by an amended and restated trust agreement among the same parties. On November 3, 1999, PECO Energy Company, in its capacity as Grantor under such amended and restated trust agreement, removed one of the beneficiary trustees and appointed a replacement beneficiary trustee.

         Excluding the effects of the purchase of ITP from PECO Energy Company, additions for the three and nine months ended September 30, 1999 were $159.5 million and $325.7 million, respectively. These additions primarily represent the recovery of ITC. Excluding the effects of the issuance of transition bonds (Transition Bonds), deductions for the three and nine months ended September 30, 1999 were $111.1 million and $312.0 million, respectively, and included: $66.1 million and $130.0 million, respectively, of interest charges associated with the Transitiion Bonds issued on March 25, 1999; amortization charges related to the ITC of $41.0 million and $62.3 million, respectively, and servicing fees of $3.0 million and $6.0 million, respectively.

         On March 25, 1999, PETT issued $244.5 million aggregate principal amount of 5.48% Transition Bonds, Class A-1, $275.4 million aggregate principal amount of 5.63% Transition Bonds, Class A-2, $667.0 million aggregate principal amount of LIBOR+0.125% (6.02% on September 30, 1999) Transition Bonds, Class A-3, $458.5 million aggregate principal amount of 5.80% Transition Bonds, Class A-4, $464.6 million aggregate principal amount of LIBOR+0.200% (6.10% on September 30, 1999) Transition Bonds, Class A-5, $993.4 million aggregate principal amount of 6.05% Transition Bonds, Class A-6, $896.6 million aggregate principal amount of 6.13% Transition Bonds, Class A-7.

         PECO Energy, servicer of the transition bonds, along with its wholly owned subsidiary NewCo, has entered into an agreement and Plan of Merger dated as of September 22, 1999 with Unicom Corporation. It is anticipated that the surviving corporation of the merger will serve as servicer of the Transition Bonds in accordance with terms of the Master Servicing Agreement. For additional information on the proposed merger, see PECO Energy Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and its Current Reports on Form 8-K dated September 22, 1999, September 23, 1999 and September 24, 1999.

         PETT relies on the computer systems of PECO Energy in its capacity as servicer under the Master Servicing Agreement. PECO Energy is faced with the task of addressing the Year 2000 (Y2K) issue. The Y2K issue is the result of computer programs being written using two digits rather than four to define the applicable year and other programming techniques which constrain date calculations or assign special meanings to certain dates. Any of PECO Energy's computer systems that have date-sensitive software or microprocessors may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to measure usage, read meters, process transactions, send bills or operate electric generation stations. In addition, the Y2K issue could affect the ability of customers to receive bills sent by PECO Energy or make payments on such bills.

         PECO Energy determined that it was required to modify, convert or replace significant portions of its software and a subset of its system hardware and embedded technology so that its computer systems will properly utilize dates beyond December 31, 1999. PECO Energy presently believes that, with these modifications conversions and replacements, the effect of the Y2K issue has been mitigated. If such modifications, conversions, and replacements had not been made or completed in a timely manner, the Y2K issue could have had a material adverse impact on the operations and financial condition of PECO Energy. The costs associated with this potential impact are not presently quantifiable. PECO Energy has not investigated and has no intention of investigating the Y2K issue as it relates to any customer's ability to receive bills sent by PECO Energy or make payments on bills.

         For additional information on PECO Energy's Y2K project, see PECO Energy's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.


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

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

Exhibit No.       Description
-----------       -----------
27                Financial Data Schedule.

(b) Reports on Form 8-K filed during the reporting period:

         Report, dated September 1, 1999, reporting information under "ITEM 5. OTHER EVENTS" and "ITEM 7. FINANCIAL STATEMENTS and EXHIBITS" regarding the reports to the bondholders provision of the Indenture, dated March 1, 1999.

                          PECO ENERGY TRANSITION TRUST


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  November 15, 1999                    By:  /s/ George R. Shicora
                                                 ----------------------------
                                                 George R. Shicora
                                                 Beneficiary Trustee