Form 10-Q
period 2000-06-30
PECO ENERGY TRANSITION TRUST
filed 2000-08-14
CIK 1064414

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

                  For the quarterly period ended June 30, 2000

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              PECO ENERGY TRANSITION TRUST
                 STATEMENTS OF NET ASSETS AVAILABLE FOR TRUST ACTIVITIES
                                      (in Millions)


                                                               June 30,    December 31,
                                                                 2000          1999
                                                             ----------   ----------
                                                             (Unaudited)
ASSETS

Current Assets:
     Cash and Cash Equivalents                               $    169.3   $    173.5
     Interest Receivable                                            1.2          0.9
     Due from Related Party                                        57.6         42.1
     Current portion of Intangible Transition Property            264.6        134.7
                                                             ----------   ----------
         Total Current Assets                                     492.7        351.2

Noncurrent Assets:
     Debt Issuance Costs, net of amortization                      28.2         22.7
     Intangible Transition Property, net of amortization        4,677.8      3,858.7
                                                             ----------   ----------
     TOTAL ASSETS                                               5,198.7      4,232.6
                                                             ----------   ----------

LIABILITIES

Current Liabilities:
     Accrued Interest Expense                                      94.2         82.8
     Current portion of Transition Bonds                          206.9        120.0
                                                             ----------   ----------
         Total Current Liabilities                                301.1        202.8

Due to Related Party                                              128.9        110.7
Long-Term Debt - Transition Bonds                               4,680.2      3,832.6
                                                             ----------   ----------
     TOTAL LIABILITIES                                          5,110.2      4,146.1
                                                             ----------   ----------

NET ASSETS AVAILABLE FOR TRUST ACTIVITIES                    $     88.5   $     86.5
                                                             ==========   ==========


                           See Notes to Financial Statements.

                                       PECO ENERGY TRANSITION TRUST
                    STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES
                                               (Unaudited)
                                              (in Millions)

                                                           Three Months Ended        Six Months Ended
                                                                June 30,                 June 30,
                                                             2000       1999         2000        1999
                                                         ----------   --------   ----------   ----------
ADDITIONS
     Contributions by Trust Grantor                      $      5.0   $     --   $      5.0   $     20.0
     ITC Collections                                           89.1       74.1        177.1         74.1
     Due From Related Party                                    14.0       43.6         15.5         43.6
     Deferred Debt Issuance Costs                               7.4         --          7.4         22.9
     Intangible Transition Property                         1,008.9         --      1,008.9      4,080.2
     Interest Income                                            1.9         --          5.4           --
     Other                                                       --        0.3           --          0.3
                                                         ----------   --------   ----------   ----------
TOTAL ADDITIONS                                             1,126.3      118.0      1,219.3      4,241.1
                                                         ----------   --------   ----------   ----------
DEDUCTIONS
     Due to Related Party                                      18.2        0.8         18.2        109.4
     Transition Bonds                                         998.1         --        998.1      3,994.6
     Interest Expense                                          72.6       62.4        133.5         66.5
     Amortization of Debt Issuance Costs                        1.1        0.8          1.9          0.8
     Amortization of Intangible Transition Property            28.6       21.3         59.9         21.3
     Amortization of Debt Discount                              0.2         --          0.3          0.6
     Service Fee Expense                                        2.9        2.5          5.4          2.5
                                                         ----------   --------   ----------   ----------
TOTAL DEDUCTIONS                                            1,121.7       87.8      1,217.3      4,195.7
                                                         ----------   --------   ----------   ----------
CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES            4.6       30.2          2.0         45.4
                                                         ----------   --------   ----------   ----------
NET ASSETS AVAILABLE FOR TRUST ACTIVITES
AT BEGINNING OF PERIOD                                         83.9       15.2         86.5           --
                                                         ----------   --------   ----------   ----------
NET ASSETS AVAILABLE FOR TRUST ACTIVITIES
AT END OF PERIOD                                         $     88.5   $   45.4   $     88.5   $     45.4
                                                         ==========   ========   ==========   ==========


                                    See Notes to Financial Statements.

                          PECO ENERGY TRANSITION TRUST
                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
         The accompanying financial statements as of June 30, 2000 and for the three and six months then ended are unaudited, but include all adjustments that PECO Energy Transition Trust (PETT) considers necessary for a fair presentation of such financial statements. All adjustments are of a normal, recurring nature. Certain prior-year amounts have been reclassified for comparative purposes.


2. SERIES 2000-A TRANSITION BONDS
         The Pennsylvania Public Utility Commission (PUC) authorized PETT to collect an Intangible Transition Charge (ITC) in the PUC's Qualified Rate Order issued on March 16, 2000 (2000 QRO). The 2000 QRO authorizes the ITC to be sufficient to recover up to $1 billion of PECO Energy Company's (PECO Energy) stranded costs and an amount sufficient to recover the aggregate principal amount of the Series 2000-A Transition Bonds (Series 2000-A Transition Bonds), plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest, redemption premiums, if any, servicing fees and other expenses relating to the Series 2000-A Transition Bonds.

         On May 2, 2000, PETT issued $1 billion aggregate principal amount of Series 2000-A Transition Bonds to securitize a portion of PECO Energy's authorized stranded cost recovery. The Series 2000-A Transition Bonds are solely obligations of PETT, secured by Intangible Transition Property (ITP) sold by PECO Energy to PETT concurrently with the issuance of the 2000-A Transition Bonds and certain other collateral related thereto. The following table summarizes the terms of the Series 2000-A Transition Bonds at June 30:

                    Approximate                     Expected
  Series 2000-A         Face      Interest        Final Payment         Termination
     Classes           Amount       Rate             Date(a)              Date(a)
-----------------------------------------------------------------------------------------
                     (millions)
       A-1              $110        7.18 %      September 1, 2001      September 1, 2003
       A-2              $140        7.30 %      September 1, 2002      September 1, 2004
       A-3              $399        7.63 %      March 1, 2009          March 1, 2010
       A-4              $351        7.65 %      September 1, 2009      March 1, 2010

(a) The Expected Final Payment Date is the date when all principal and interest of the related class of the Series 2000-A Transition Bonds is expected to be paid in full in accordance with the expected amortization schedule for the applicable class. The Termination Date is the date when all principal and interest of the related class of the Series 2000-A Transition Bonds must be paid in full. The current portion of the Series 2000-A Transition Bonds is based upon the expected maturity date.

         PETT used the proceeds of the Series 2000-A Transition Bonds to purchase $1.009 billion of ITP from PECO Energy which represented an amount sufficient to recover the aggregate principal amount of the Series 2000-A Transition Bonds and related expenses including interest and servicing fees.

         PETT makes semi-annual  principal  payments pursuant to an amortization schedule in the Series 2000-A Supplemental Indenture dated May 2, 2000. On March 1, 2000, a principal payment was made for $63.9 million which reduced the outstanding principal balance of the previously issued Series 1999-A Transition Bonds (Series 1999-A Transition Bonds).

         PETT has entered into interest rate swaps to manage interest rate exposure associated with the issuance in March, 1999, of two floating rate classes of Series 1999-A Transition Bonds. The aggregate notional amount of these swaps was equal to the face values of those two floating rate classes. At June 30, 2000, the fair value of these instruments was $41.4 million based on the present value difference between the contracted rates and the market rates at that date. The fixed interest rates of Series 1999-A Transition Bonds, Classes A-3 and A-5 are 6.58% and 6.94%, respectively. A hypothetical 50 basis point increase or decrease in the spot yield at June 30, 2000 would have resulted in an aggregate fair value of these interest rate swaps of $54.8 million or $31.4 million, respectively. If the derivative instruments had been terminated at June 30, 2000, these estimated fair values represent the amount to be paid by the counterparties to PETT.

         PETT would be exposed to credit-related losses in the event of non-performance by the counterparties that issued the derivative instruments. PETT does not expect that the counterparties to the interest rate swaps will fail to meet these obligations, given their high credit ratings. The credit exposure of derivatives contracts is represented by the fair value of the contracts at the reporting date. PETT interest rate swaps are documented under master agreements. Among other things, these agreements provide for a maximum credit exposure for both parties. Payments are required by the appropriate party when the maximum limit is reached.

3.  SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS
         PETT purchased ITP from PECO Energy pursuant to the Amended and Restated Intangible Transition Property Sale Agreement, dated May 2, 2000 (Sale Agreement). Under the Sale Agreement, PECO Energy makes certain representations and warranties about the ITP and indemnifies PETT for losses caused by the breach of such representations and warranties. To the extent a breach concerns the existence of the ITP or the ability to charge ITC in the amounts sufficient to meet a pre-set amortization schedule, PECO Energy must pay liquidated damages equal to the lost principal and interest of the amortization schedule.

         For financial reporting purposes and Federal and Commonwealth of Pennsylvania income and franchise tax purposes the transfer of ITP to PETT will be treated as a financing arrangement and not a sale.

         The Series 2000-A Transition Bonds were issued pursuant to the Indenture dated March 1, 1999 (Indenture) and the Series 2000-A Indenture Supplement dated May 2, 2000. Under the Indenture, PETT has pledged all of its property, including the ITP, to secure the Transition Bonds. The Indenture prohibits PETT from selling, transferring, exchanging, or otherwise disposing of any of the collateral unless directed to do so by the Trustee; from claiming any credit or making any deduction from the principal, premium, if any, or interest on Transition Bonds or against any Transition Bond holder; permitting the validity of effectiveness of the Indenture to be impaired or permitting the lien of the Indenture to be amended, hypothecated, subordinated, terminated, or discharged; permitting any person to be released from any of the covenants or obligations with respect to Transition Bonds as expressly permitted by the Indenture; permitting any liens, charges, or claims, security interest or mortgage (other than the lien created by the Indenture) to be created in or extended to or otherwise arise upon or burden the collateral or any part thereof; or permitting the lien of the Indenture not to constitute a valid, first priority security interest in the collateral.

         Under the Amended and Restated Master Servicing Agreement entered into by PETT and PECO Energy dated May 2, 2000, PECO Energy, as servicer, manages and administers the ITP sold to PETT and collects the ITC related thereto on behalf of PETT.

         In the six months ended June 30, 2000 and 1999, PETT recorded $177.1 million and $74.1 million, respectively, of ITC collections. In the six months ended June 30, 2000 and 1999, PETT recorded $5.4 million and $2.5 million, respectively, in servicing fees based upon the outstanding principal amount of the Transition Bonds.

         As of June 30, 2000, the Due from Related Party balance represents ITC billings by PECO Energy that have not yet been collected (ITC billings) of $56.4 million and ITC collections by PECO Energy that have not yet been remitted to PETT (ITC collections) of $2.0 million, partially offset by servicing fees that have not been paid by PETT (servicing fees) of $0.8 million. As of December 31, 1999, the Due from Related Party balance represents ITC billings of $40.3 million and ITC collections of $2.6 million, partially offset by servicing fees of $0.8 million.

         As of June 30, 2000 and December 31, 1999, the Due to Related Party balance of $128.9 million and $110.7 million, respectively, represented cumulative advances from PECO Energy for initial working capital requirements and operating expenses that are not considered to be currently due and payable by PECO Energy.


4.  LITIGATION
         On February 7, 2000, the Mid-Atlantic Power Supply Association (the Association) filed an intervention to the PUC's proceedings on PECO Energy's January 7, 2000 application for a QRO to ensure that the proposed securitization does not have an adverse effect on competition in the retail electrical services market in Pennsylvania. Specifically, the Association expressed concern that the 2000 QRO would cause a reduction in the shopping credit established in the 1998 QRO and would enable PECO Energy to use the proposed rate reduction in 2001 to promote its provider of last resort service.

         The Association subsequently agreed to join with several of the parties who participated in PECO Energy's restructuring proceeding in a second settlement, which was filed with the PUC on March 8, 2000. On March 16, 2000, the PUC issued an order approving the Joint Petition for Full Settlement of PECO Energy Company's Application for Issuance of a QRO authorizing PECO Energy to securitize up to an additional $1.0 billion of its authorized recoverable stranded costs. In accordance with the terms of the Joint Petition for Full Settlement, when the 2000 QRO became final and non-appealable, PECO Energy provided its retail customers with rate reductions in the total amount of $60 million beginning on January 1, 2001. This rate reduction will be effective for calendar year 2001 only and will not be contingent upon the issuance of additional transition bonds pursuant to the 2000 QRO.

5. NEW ACCOUNTING PRONOUNCEMENTS
         In June 2000, the Financial Accountings Standards Board (FASB) issued Statement of Financial Accounting standards (SFAS) No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" (SFAS No. 138). This standard amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. It also amends SFAS No. 133 for decisions made arising from the Derivatives Implementation Group process. PETT expects to adopt SFAS No. 133 and SFAS No. 138 on January 1, 2001. PETT is in the process of evaluating the impact of SFAS No. 133 and SFAS No. 138 on its financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         The following analysis of the financial condition and results of activities of PECO Energy Transition Trust (PETT) is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements and Notes to Financial Statements included in Item 1 above, and the Note Issuer's Annual Financial Statements and the Notes to Financial Statements included in its Registration Statement dated April 27, 2000.

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

         Excluding the effects of the purchase of ITP from PECO Energy, additions for the three and six months ended June 30, 2000 were $110.0 million and $203.0 million, respectively. These additions primarily represent the recovery of ITC. Excluding the effects of the issuance of the Series 1999-A Transition Bonds on March 25, 1999 and the Series 2000-A Transition Bonds on May 2, 2000 (collectively, Transition Bonds), deductions for the three and six months ended June 30, 2000 were $105.4 million and $201.0 million, respectively, and included: $72.6 million and $133.5 million, respectively, of interest charges associated with the Transition Bonds; amortization charges related to the ITC of $28.6 million and $59.9 million, respectively, and servicing fees of $2.9 million and $5.4 million, respectively.

         On May 2, 2000, PETT issued $110.0 million aggregate principal amount of 7.18% Series 2000-A Transition Bonds, Class A-1, $140.0 million aggregate principal amount of 7.30% Series 2000-A Transition Bonds, Class A-2, $398.8
million aggregate principal amount of 7.63% Series 2000-A Transition Bonds, Class A-3, $351.2 million aggregate principal amount of 7.65% Series 2000-A Transition Bonds, Class A-4.

         PETT relies on the computer systems of PECO Energy in its capacity as servicer under the Amended and Restated Master Servicing Agreement. During 1999, PECO Energy successfully addressed, through its Year 2000 Project (Y2K Project), the issue resulting from computer programs using two digits rather than four to define the applicable year and other programming techniques that constrain date calculations or assign special meanings to certain dates.

         PECO Energy's systems experienced no Y2K difficulties on December 31, 1999 or since that date. PECO Energy's operations have not, to date, been adversely affected by any Y2K difficulties that suppliers or customers may have experienced. The Company will continue to monitor its systems for potential Y2K difficulties through the remainder of 2000.

         For additional information on PECO Energy's Y2K project, see PECO Energy's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

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

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

Exhibit No.       Description
-----------       ---------------
   27             Financial Data Schedule.

(b)      Reports on Form 8-K filed during the reporting period:

         None

                          PECO ENERGY TRANSITION TRUST


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  August 14, 2000                      By:  /s/ George R. Shicora
                                                     ------------------------
                                                     George R. Shicora
                                                     Beneficiary Trustee