Form 10-Q
period 2000-09-30
PECO ENERGY TRANSITION TRUST
filed 2000-11-13
CIK 1064414

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

                For the quarterly period ended September 30, 2000

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

                                 Yes X       No
                                    --          --

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  PECO ENERGY TRANSITION TRUST
                     STATEMENTS OF NET ASSETS AVAILABLE FOR TRUST ACTIVITIES
                                          (in Millions)


                                                                  September 30,    December 31,
                                                                      2000             1999
                                                                  ----------------------------
                                                                           (Unaudited)

ASSETS
Current Assets:
     Cash and Cash Equivalents                                    $    110.8        $    173.5
     Interest Receivable                                                 --                0.9
     Due from Related Party                                             79.8              42.1
     Current portion of Intangible Transition Property                 315.6             134.7
                                                                  ----------        ----------
         Total Current Assets                                          506.2             351.2

Noncurrent Assets:
     Debt Issuance Costs, net of amortization                           27.0              22.7
     Intangible Transition Property, net of amortization             4,585.7           3,858.7
                                                                  ----------        ----------
     TOTAL ASSETS                                                    5,118.9           4,232.6
                                                                  ----------        ----------

LIABILITIES

Current Liabilities:
     Accrued Interest Expense                                           29.7              82.8
     Current portion of Transition Bonds                               297.2             120.0
                                                                  ----------        ----------
         Total Current Liabilities                                     326.9             202.8

Noncurrent Liabilities:
     Due to Related Party                                              128.9             110.7
     Long-Term Debt - Transition Bonds                               4,534.0           3,832.6
                                                                  ----------        ----------
     TOTAL LIABILITIES                                               4,989.8           4,146.1
                                                                  ----------        ----------

NET ASSETS AVAILABLE FOR TRUST ACTIVITIES                         $    129.1        $     86.5
                                                                  ==========        ==========


                               See Notes to Financial Statements.

                                         PECO ENERGY TRANSITION TRUST
                       STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES
                                                  (Unaudited)
                                                 (in Millions)

                                                             Three Months Ended           Nine Months Ended
                                                                 September 30,             September 30,
                                                           ---------------------     -------------------------
                                                             2000          1999         2000           1999
                                                           --------     --------     ----------     ----------
ADDITIONS
     Contributions by Trust Grantor                        $    --         $ --      $      5.0     $     20.0
     ITC Collections                                          140.9        145.9          318.0          222.2
     Due From Related Party                                    22.2         11.9           37.7           53.0
     Deferred Debt Issuance Costs                               --           --             7.4           23.1
     Intangible Transition Property                             --           --         1,008.9        4,080.2
     Interest Income                                            4.0          1.7            9.4            1.7
Other                                                           --           --             --             0.3
                                                           --------     --------     ----------     ----------
TOTAL ADDITIONS                                               167.1        159.5        1,386.4        4,400.5
                                                           --------     --------     ----------     ----------
DEDUCTIONS
     Due to Related Party                                    --           --               18.2          111.4
     Transition Bonds                                        --           --              998.1        3,994.6
     Interest Expense                                          81.0         66.1          214.5          130.0
     Amortization of Debt Issuance Costs                        1.2          0.8            3.1            1.6
     Amortization of Intangible Transition Property            41.1         41.0          101.0           62.3
     Amortization of Debt Discount                              0.2          0.1            0.5            0.7
     Service Fee Expense                                        3.0          3.0            8.4            6.0
                                                           --------     --------     ----------     ----------
     TOTAL DEDUCTIONS                                         126.5        111.0        1,343.8        4,306.6
                                                           --------     --------     ----------     ----------
CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES           40.6         48.5           42.6           93.9
                                                           --------     --------     ----------     ----------
NET ASSETS AVAILABLE FOR TRUST ACTIVITES
AT BEGINNING OF PERIOD                                         88.5         45.4           86.5           --
                                                           --------     --------     ----------     ----------
NET ASSETS AVAILABLE FOR TRUST ACTIVITIES
AT END OF PERIOD                                           $  129.1     $   93.9     $    129.1     $     93.9
                                                           ========     ========     ==========     ==========





                                      See Notes to Financial Statements.

                          PECO ENERGY TRANSITION TRUST
                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
         The accompanying financial statements as of September 30, 2000 and for the three and nine months then ended are unaudited, but include all adjustments that PECO Energy Transition Trust (PETT) considers necessary for a fair presentation of such financial statements. All adjustments are of a normal, recurring nature. Certain prior year amounts have been reclassified for comparative purposes.


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

         On May 2, 2000, PETT issued $1 billion aggregate principal amount of Series 2000-A Transition Bonds to securitize a portion of PECO Energy's authorized stranded cost recovery. The Series 2000-A Transition Bonds are solely obligations of PETT, secured by Intangible Transition Property (ITP) sold by PECO Energy to PETT concurrently with the issuance of the 2000-A Transition Bonds and certain other collateral related thereto. The following table summarizes the terms of the Series 2000-A Transition Bonds at September 30, 2000:

                      Approximate                            Expected
  Series 2000-A          Face              Interest          Final Payment          Termination
     Classes            Amount              Rate               Date(a)                  Date(a)
--------------------------------------------------------------------------------------------------
                      (millions)
       A-1              $110.0              7.18 %       September 1, 2001      September 1, 2003
       A-2              $140.0              7.30 %       September 1, 2002      September 1, 2004
       A-3              $398.8              7.63 %       March 1, 2009          March 1, 2010
       A-4              $351.2              7.65 %       September 1, 2009      March 1, 2010

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

         PETT makes semi-annual  principal  payments pursuant to an amortization schedule in the Series 2000-A Supplemental Indenture dated May 2, 2000. On March 1, 2000 and September 1, 2000, principal payments were made for $63.9 million and $56.1 million, respectively, which reduced the outstanding principal balance of the previously issued Series 1999-A Transition Bonds (Series 1999-A Transition Bonds).

         PETT has entered into interest rate swaps to manage interest rate exposure associated with the issuance in March 1999, of two floating rate classes of Series 1999-A Transition Bonds. The aggregate notional amount of these swaps was equal to the face values of those two floating rate classes. At September 30, 2000, the fair value of these instruments was $25.8 million based on the present value difference between the contracted rates and the market rates at that date. The fixed interest rates of Series 1999-A Transition Bonds, Classes A-3 and A-5 are 6.58% and 6.94%, respectively. A hypothetical 50 basis point increase or decrease in the spot yield at September 30, 2000 would have resulted in an aggregate fair value of these interest rate swaps of $37.3 million or $18.9 million, respectively. If the derivative instruments had been terminated at September 30, 2000, these estimated fair values represent the amount to be paid by the counterparties to PETT.

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

         In the nine months ended September 30, 2000 and 1999, PETT recorded $318.0 million and $222.2 million, respectively, of ITC collections. In the nine months ended September 30, 2000 and 1999, PETT recorded $8.4 million and $6.0 million, respectively, in servicing fees based upon the outstanding principal amount of the Transition Bonds.

         As of September 30, 2000, the Due from Related Party balance represents ITC billings by PECO Energy that have not yet been collected (ITC billings) of $75.7 million and ITC collections by PECO Energy that have not yet been remitted to PETT (ITC collections) of $5.1 million, partially offset by servicing fees that have not been paid by PETT (servicing fees) of $1.0 million. As of December 31, 1999, the Due from Related Party balance represents ITC billings of $40.3 million and ITC collections of $2.6 million, partially offset by servicing fees of $0.8 million.

         As of September 30, 2000 and December 31, 1999, the Due to Related Party balance of $128.9 million and $110.7 million, respectively, represents cumulative advances from PECO Energy for initial working capital requirements and operating expenses that are not considered to be currently due and payable by PECO Energy.

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

         The Association subsequently agreed to join with several of the parties who participated in PECO Energy's restructuring proceeding in a second settlement, which was filed with the PUC on March 8, 2000. On March 16, 2000, the PUC issued an order approving the Joint Petition for Full Settlement of PECO Energy's Application for Issuance of a QRO authorizing PECO Energy to securitize up to an additional $1.0 billion of its authorized recoverable stranded costs. In accordance with the terms of the Joint Petition for Full Settlement, when the 2000 QRO became final and non-appealable, PECO Energy provided its retail customers with rate reductions in the total amount of $60 million beginning on January 1, 2001. This rate reduction will be effective for calendar year 2001 only and will not be contingent upon the issuance of additional transition bonds pursuant to the 2000 QRO.

5. NEW ACCOUNTING PRONOUNCEMENTS
         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133) to establish accounting and reporting standards for derivatives. The new standard requires recognizing all derivatives as either assets or liabilities on the balance sheet at their fair value and specifies the accounting for changes in fair value depending upon the intended use of the derivative.

         In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" (SFAS No. 138). This standard amends the accounting and reporting standards of SFAS No. 133. PETT expects to adopt SFAS No. 133 and SFAS No. 138 on January 1, 2001. PETT initiated a process to implement SFAS No. 133 and SFAS No. 138 by evaluating all of the derivatives of PETT for SFAS No. 133 and SFAS No. 138 implications. This phase of implementation has been completed and PETT is in the process of evaluating the impact of SFAS No. 133 and SFAS No. 138 on its financial statements.

6. SUBSEQUENT EVENTS
         On October 20, 2000, pursuant to a Second Amended and Restated Agreement and Plan of Exchange and Merger dated as of September 22, 1999 as amended and restated as of October 10, 2000, among PECO Energy, a Pennsylvania corporation, Exelon Corporation, a Pennsylvania corporation (Exelon) and Unicom Corporation, an Illinois corporation (Unicom), PECO Energy, Exelon and Unicom consummated the merger and exchange. Pursuant to the merger PECO Energy became a wholly owned subsidiary of Exelon.

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

         Excluding the effects of the purchase of ITP and contributions from PECO Energy, additions for the three and nine months ended September 30, 2000 were $167.1 million and $365.1 million, respectively. These additions primarily represent the recovery of ITC. Excluding the effects of the issuance of the Series 1999-A Transition Bonds on March 25, 1999 and the Series 2000-A Transition Bonds on May 2, 2000 (collectively, Transition Bonds), deductions for the three and nine months ended September 30, 2000 were $126.5 million and $327.5 million, respectively, and included: $81.0 million and $214.5 million, respectively, of interest charges associated with the Transition Bonds; amortization charges related to the ITC of $41.1 million and $101.0 million, respectively, and servicing fees of $3.0 million and $8.4 million, respectively.

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

         PECO Energy's systems experienced no Y2K difficulties on December 31, 1999 or since that date. PECO Energy's operations have not, to date, been adversely affected by any Y2K difficulties that suppliers or customers may have experienced. PECO Energy will continue to monitor its systems for potential Y2K difficulties through the remainder of 2000.

         For additional information on PECO Energy's Y2K project, see PECO Energy's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.


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





Date:  November 13, 2000               By:  /s/ George R. Shicora
                                                ----------------------------
                                                George R. Shicora
                                                Beneficiary Trustee