Form 10-K405
period 2000-12-31
PECO ENERGY TRANSITION TRUST
filed 2001-04-02
CIK 1064414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
                               INSTRUCTION I 1(a)
         AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE
                            REDUCED DISCLOSURE FORMAT

             For the transition period from _________ to ___________

                        Commission file number: 333-58055

                          PECO Energy Transition Trust
             (Exact name of Registrant as specified in its charter)

                               Delaware 51-0382130
                  (State or other jurisdiction of (IRS Employer
               incorporation or organization) Identification No.)

                       c/o First Union Trust Company, N.A.
                       One Rodney Square, 920 King Street
                     Wilmington, Delaware              19801
         (Address of principal executive offices)   (Zip Code)

                  Registrant's Telephone Number: (302) 888-7532

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes X    No
                                 ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: None



                       DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

                          PECO Energy Transition Trust
                                    FORM 10-K
                   For the Fiscal Year Ended December 31, 2000



                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

Part I
  Item 1.  Business                                                            1
  Item 2.  Properties                                                          2
  Item 3.  Legal Proceedings                                                   2
  Item 4.  Submission of Matters to a Vote of Security Holders                 2

Part II
  Item 5.  Market for Registrant's Common Equity and Related
             Stockholder Matters                                               2
  Item 6.  Selected Financial Data                                             2
  Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               3
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk          3
  Item 8.  Financial Statements and Supplementary Data                         4
  Item 9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                         12

Part III
 Item 10.  Directors and Executive Officers of the Registrant                 12
 Item 11.  Executive Compensation                                             12
 Item 12.  Security Ownership of Certain Beneficial Owners and Management     12
 Item 13.  Certain Relationships and Related Transactions                     12

Part IV
 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K    12

                                     PART I

Item 1. Business.

         PECO Energy Transition Trust (PETT) is a special purpose business trust established under the laws of the State of Delaware and a wholly owned subsidiary of PECO Energy Company (PECO). PETT was formed on June 23, 1998 pursuant to a trust agreement, amended and restated on May 2, 2000, between PECO, as grantor, First Union Trust Company, N.A., as issuer trustee, and two beneficiary trustees appointed by PECO (Trust Agreement).

         PECO is principally engaged in the production, purchase, transmission, distribution, and sale of electricity to residential, commercial, industrial and wholesale customers and the distribution and sale of natural gas to residential, commercial and industrial customers in its franchised services territory in southeastern Pennsylvania. On October 20, 2000, pursuant to an Agreement and Plan of Exchange and Merger, as amended, among PECO, a Pennsylvania corporation, Exelon Corporation, a Pennsylvania corporation (Exelon) and Unicom Corporation, an Illinois corporation (Unicom), PECO, Exelon and Unicom consummated a merger and exchange. Pursuant to the merger PECO became a wholly owned subsidiary of Exelon.

         PETT was organized as a special purpose, bankruptcy-remote entity to purchase and own Intangible Transition Property (ITP) and to issue transition bonds to securitize a portion of PECO's stranded cost recovery authorized by the Pennsylvania Public Utility Commission (PUC) pursuant to the Pennsylvania Electric Generation Customer Choice and Competition Act (Competition Act). The Competition Act, enacted in December 1996, allows utilities to recover the anticipated loss in value of their generation-related assets caused by the transition from regulated rates for generation to market pricing.

         Under its Trust Agreement with PECO, PETT is authorized to purchase and own ITP, issue transition bonds, pledge its interest in ITP and other collateral to the bond trustee to secure the transition bonds, and perform activities that are necessary and suitable to accomplish these purposes. ITP represents the irrevocable right of PECO, or its successor or assignee, to collect a non-bypassable Intangible Transition Charge (ITC) from customers. The PUC authorized PETT to collect ITC in a Qualified Rate Order issued on May 14, 1998 (1998 QRO). The 1998 QRO authorizes collections of ITC to recover up to $4 billion of PECO's stranded cost and an amount sufficient to recover the aggregate principal amount of the Series 1999-A Transition Bonds (Series 1999-A Transition Bonds), plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest, redemption premiums, if any, servicing fees and other expenses relating to the Series 1999-A Transition Bonds. The Series 1999-A Transition Bonds are solely debt obligations of PETT. PETT used the proceeds of the Series 1999-A Transition Bonds to purchase ITP from PECO for $4.080 billion which represented an amount sufficient to recover the aggregate principal amount of the Series 1999-A Transition Bonds and related expenses including interest and servicing fees.

         The PUC authorized PETT to collect additional ITC in the PUC's Qualified Rate Order issued on March 16, 2000 (2000 QRO). The 2000 QRO authorizes PETT to collect an additional $1 billion of PECO's stranded cost and an amount sufficient to recover the aggregate principal amount of the Series 2000-A Transition Bonds (Series 2000-A Transition Bonds), plus an amount sufficient to provide for credit enhancement, to fund any reserves and to pay interest, redemption premiums, if any, servicing fees and any other expenses relating to the Series 2000-A Transition Bonds. PETT used the proceeds of the Series 2000-A Transition Bonds to purchase $1.009 billion of ITP from PECO which represented an amount sufficient to recover the aggregate principal amount of the Series 2000-A Transition Bonds and related expenses including interest and servicing fees.

         PETT has no employees. PETT entered into a Master Servicing Agreement with PECO on March 25, 1999, amended and restated as of May 2, 2000 and amended on March 1, 2001, pursuant to which PECO is required to service the collections of securitized ITC on behalf of PETT.

         PETT's Trust Agreement requires it to operate in such a manner that it should not be consolidated in the bankruptcy estate of PECO in the event PECO becomes subject to such a proceeding, and both PECO and PETT have treated the transfer of ITP from PECO to PETT as a sale under the Competition Act.

         For financial reporting purposes and Federal and Commonwealth of Pennsylvania income and franchise tax purposes, the transfer of ITP from PECO to PETT will be treated as a financing arrangement and not a sale. Furthermore, the results of operations of PETT will be consolidated with Exelon for financial and income tax reporting purposes. As a special purpose business trust incorporated in the State of Delaware, PETT is not subject to Delaware state income taxes.


Item 2. Properties.

         PETT has no physical property. PETT's primary asset is the ITP, which is described above in Item 1.


Item 3. Legal Proceedings.

         On February 7, 2000, the Mid-Atlantic Power Supply Association (Association) filed an intervention to the PUC's proceedings on PECO's January 7, 2000 application for the 2000 QRO to ensure that the proposed securitization does not have an adverse effect on competition in the retail electric services market in Pennsylvania. Specifically, the Association expressed concern that the 2000 QRO would cause a reduction in the shopping credit established in the 1998 QRO and would enable PECO to use the proposed rate reduction in 2001 to promote its provider of last resort service.

         The Association subsequently agreed to join with several of the parties who participated in PECO's restructuring proceeding in a second settlement, which was filed with the PUC on March 8, 2000. On March 16, 2000, the PUC issued an order approving a Joint Petition for Full Settlement of PECO's Application for Issuance of a QRO authorizing PECO to securitize up to an additional $1.0 billion of its authorized recoverable stranded costs. In accordance with the terms of the Joint Petition for Full Settlement, when the 2000 QRO became final and non-appealable, PECO, through its Energy Delivery business, began providing its retail customers with rate reductions in the total amount of $60 million on January 1, 2001. This rate reduction is effective for calendar year 2001 only and is not contingent upon the issuance of additional transition bonds pursuant to the 2000 QRO.

Item 4. Submission of Matters to a Vote of Security Holders.

  Omitted pursuant to Instruction I of Form 10-K.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

(a) Sales of Unregistered Securities. PETT has no common equity. PECO has made capital contributions to PETT aggregating $25 million as of December 31, 2000.

(b) Dividends. The transition bond indenture between PECO and the Bank of New York, as bond trustee, dated March 1, 1999, as supplemented by the series supplements (Indenture) prohibits PETT from making any payments, distributions or dividends to any holder of beneficial interests in PETT in respect of such beneficial interest for any calendar month unless no event of default has occurred and is continuing thereunder and any such distributions would not cause the book value of the remaining equity in PETT to decline below 0.50 percent of the original principal amount of all series of transition bonds which remain outstanding. As of December 31, 2000, PETT has not made any distributions.

(c)  Bondholders.  As of March  29,  2001,  the sole  registered  holder  of the transition  bonds was Cede & Co. as  nominee  of the  Depository  Trust  Company
(DTC). Records provided by the DTC indicate that as of December 31, 2000, there were approximately 401 beneficial holders of the transition bonds. The transition bonds are not registered on any national securities exchange and are not traded on any established trading market.


Item 6. Selected Financial Data.

    Omitted pursuant to Instruction I of Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following analysis of the financial condition and results of activities of PETT is in an abbreviated format pursuant to Instruction I of Form 10-K. Such analysis should be read in conjunction with the financial statements attached hereto and the financial statements of PECO.

         PETT is a special purpose business trust established by PECO under the laws of the State of Delaware and a wholly owned subsidiary of PECO. On March 25, 1999 and May 2, 2000, PETT issued transition bonds and transferred the proceeds in exchange for all rights, title, and interest in the related ITP from PECO to PETT. As PETT was formed for limited purposes, the Statement of Changes in Net Assets Available for Trust Activities reflects primarily additions from collections of ITC by PECO, as servicer, remitted to PETT and unremitted billings, interest income earned on the capital subaccounts maintained by the bond trustee, interest expense on the transition bonds, amortization of the ITP, servicing fees and other administrative expenses.

         Excluding the effects of the purchase of ITP, debt issuance costs and contributions from PECO, additions for the years ended December 31, 2000 and 1999, were $516 million and $356 million, respectively. The increase in additions of $158 million is primarily attributable to higher recovery amounts authorized by the 2000 QRO in connection with the issuance of the Series 2000-A Transition Bonds. Excluding the effects of issuing transition bonds and due to related party, deductions for the years ended December 31, 2000 and 1999, were $476 million and $289 million, respectively. The increase in deductions of $187 million included: interest charges of $291 million and $192 million, respectively, an increase of $99 million primarily attributable to the issuance of the Series 2000-A Transition Bonds; amortization charges related to the ITC of $170 million and $87 million, respectively, an increase of $83 million, also primarily attributable to the issuance of the Series 2000-A Transition Bonds; and servicing fees of $12 million and $7 million, respectively, an increase of $5 million, also primarily attributable to the issuance of the Series 2000-A Transition Bonds.

         Although PETT was formed in June 1998, it had no substantial activities until March 1999 when it issued $4 billion of transition bonds pursuant to the 1998 QRO. Accordingly, an analysis of trust activities comparing 1999 to 1998 is not meaningful.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

           PETT has entered into interest rate swaps to manage interest rate exposure associated with the issuance of two floating rate classes of transition bonds. The aggregate notional amount of these swaps is equal to the outstanding principal amount of those two floating rate classes. At December 31, 2000, the fair value of these instruments was $(18.9) million based on the present value difference between the contracted rate and the market rates at that date. The fixed interest rates of Classes A-3 and A-5 of the Series 1999-A Transition Bonds are 6.58% and 6.94%, respectively. If the derivative instruments had been terminated at December 31, 2000, these estimated fair values represent the amount to be paid by PETT to the counterparties.

         A hypothetical 50 basis point increase in the spot yield at December 31, 2000 would have resulted in an aggregate fair value of these interest rate swaps of $3.1 million. If the derivative instruments had been terminated at December 31, 2000, these estimated fair values represent the amount to be paid by the counterparties to PETT.

         A hypothetical 50 basis point decrease in the spot yield at December 31, 2000 would have resulted in an aggregate fair value of these interest rate swaps of $(41.3) million. If the derivative instruments had been terminated at December 31, 2000, these estimated fair values represent the amount to be paid by PETT to the counterparties.

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

Item 8. Financial Statements and Supplementary Data.


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Trustees of the PECO  Energy Transition Trust
Wilmington, DE:


In our opinion,  the financial  statements  listed in the index  appearing under
Item 14(a)(1) present fairly, in all material respects, the net assets available for trust activities of the PECO Energy Transition Trust (PETT) at December 31, 2000 and December 31, 1999, and the changes in net assets available for trust activities for the years then ended and for the period June 23, 1998 to December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the PETT's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 27, 2001

                          PECO ENERGY TRANSITION TRUST
        STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES
                                  (in Millions)

                                                       For the  Years Ended December 31,
                                                          2000       1999      1998(a)
                                                         ------     ------     ------
ADDITIONS
Intangible Transition Property                           $1,009     $4,080        $ -
ITC Collections                                             468        310          -
Due from Related Party                                       39         42          -
Interest Income                                               9          4          -
Debt Issuance Costs                                           7         23          2
Contributions by Trust Grantor                                5         20          -
                                                         ------     ------     ------

TOTAL ADDITIONS                                           1,537      4,479          2
                                                         ------     ------     ------

DEDUCTIONS
Transition Bonds, net of debt discount                      998      3,995          -
Interest Expense                                            291        192          -
Amortization of Intangible Transition Property              170         87          -
Due to Related Party                                         18        108          2
Service Fee Expense                                          12          7          -
Amortization of Debt Issuance Costs                           4          2          -
Amortization of Debt Discount                                 1          1          -
                                                         ------     ------     ------

TOTAL DEDUCTIONS                                          1,494      4,392          2
                                                         ------     ------     ------

CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES         43         87          -
                                                         ------     ------     ------

NET ASSETS AVAILABLE FOR TRUST ACTIVITES
AT BEGINNING OF PERIOD                                       87          -          -
                                                         ------     ------     ------

NET ASSETS AVAILABLE FOR TRUST ACTIVITIES
AT END OF PERIOD                                         $  130     $   87         $-
                                                         ======     ======     ======

(a) PECO Energy Transition Trust was formed on June 23, 1998.


                       See Notes to Financial Statements.

                          PECO ENERGY TRANSITION TRUST
             STATEMENTS OF NET ASSETS AVAILABLE FOR TRUST ACTIVITIES
                                  (in Millions)


                                                           December 31,
                                                         2000       1999
                                                        ------     ------

ASSETS

Current Assets:
Restricted Cash and Cash Equivalents                    $  254     $  174
Interest Receivable                                          1          1
Due from Related Party                                      81         42
Current Portion of Intangible Transition Property          355        135
                                                        ------     ------


Total Current Assets                                       691        352

Noncurrent Assets:
Debt Issuance Costs, net of amortization                    26         23
Intangible Transition Property, net of amortization      4,479      3,860
                                                        ------     ------

TOTAL ASSETS                                             5,196      4,235
                                                        ------     ------

LIABILITIES

Current Liabilities:
Accrued Interest Expense                                   106         84
Current Portion of Long-Term Debt                          297        120
                                                        ------     ------

Total Current Liabilities                                  403        204

Noncurrent Liabilities:
Due to Related Party                                       129        111
Long-Term Debt                                           4,534      3,833
                                                        ------     ------

 TOTAL LIABILITIES                                       5,066      4,148
                                                        ------     ------


NET ASSETS AVAILABLE FOR TRUST ACTIVITIES               $  130     $   87
                                                        ======     ======


                       See Notes to Financial Statements.

                          PECO ENERGY TRANSITION TRUST
                          Notes to Financial Statements

1. Basis of Presentation

         PECO Energy Transition Trust (PETT), is a statutory business trust under the laws of the State of Delaware and a wholly owned subsidiary of PECO
Energy Company (PECO). PETT was formed pursuant to a trust agreement between PECO, as grantor, First Union Trust Company, N.A., as issuer trustee, and two beneficiary trustees appointed by PECO.

         PECO is principally engaged in the production, purchase, transmission, distribution, and sale of electricity to residential, commercial, industrial and wholesale customers and the distribution and sale of natural gas to residential, commercial and industrial customers in its franchised services territory in southeastern Pennsylvania. On October 20, 2000, pursuant to an Agreement and Plan of Exchange and Merger, as amended, among PECO, a Pennsylvania corporation, Exelon Corporation, a Pennsylvania corporation (Exelon) and Unicom Corporation, an Illinois corporation (Unicom), PECO, Exelon and Unicom consummated a merger and exchange. Pursuant to the merger PECO became a wholly owned subsidiary of Exelon.

         PETT was organized by PECO as a special purpose, bankruptcy-remote entity to issue transition bonds to securitize a portion of PECO's stranded cost recovery authorized by the Pennsylvania Public Utility Commission (PUC) pursuant to the Pennsylvania Electric Generation Customer Choice and Competition Act (Competition Act). The Competition Act, enacted in December 1996, allows utilities to recover the anticipated loss in value of their generation-related assets caused by the transition from regulated rates for generation to market pricing.

         Under its trust agreement, PETT is authorized to purchase and own Intangible Transition Property (ITP), issue transition bonds, pledge its interest in ITP and other collateral to the bond trustee to secure the transition bonds, and perform activities that are necessary and suitable to accomplish these purposes. ITP represents the irrevocable right of PECO, or its successor or assignee, to collect a non-bypassable Intangible Transition Charge
(ITC) from customers. The PUC initially authorized PETT to collect ITC in the PUC's Qualified Rate Order issued on May 14, 1998 (1998 QRO). The 1998 QRO authorizes collections of ITC to recover up to $4 billion of PECO's stranded costs and an amount sufficient to recover the aggregate principal amount of the Series 1999-A Transition Bonds (Series 1999-A Transition Bonds), plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest, redemption premiums, if any, servicing fees and other expenses relating to the Series 1999-A Transition Bonds. PETT used the proceeds of the Series 1999-A Transition Bonds to purchase ITP from PECO for $4.080 billion which represented an amount sufficient to recover the aggregate principal amount of the Series 1999-A Transition Bonds and related expenses including interest and servicing fees. The Series 1999-A Transition Bonds are solely debt obligations of PETT.

         The PUC authorized PETT to collect an additional ITC in the PUC's Qualified Rate Order issued on March 16, 2000 (2000 QRO). The 2000 QRO authorizes collections of ITC to recover up to $1 billion of PECO's stranded costs and an amount sufficient to recover the aggregate principal amount of the Series 2000-A Transition Bonds (Series 2000-A Transition Bonds), plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest, redemption premiums, if any, servicing fees and other expenses relating to the Series 2000-A Transition Bonds. PETT used the proceeds of the Series 2000-A Transition Bonds to purchase ITP from PECO for $1.009 billion which represented an amount sufficient to recover the aggregate principal amount of the Series 2000-A Transition Bonds and related expenses including interest and servicing fees. The Series 2000-A Transition Bonds are solely debt obligations of PETT.

         PECO, as servicer, deposits ITC collections into a general subaccount maintained by the Bank of New York, as bond trustee, under the Indenture. The collections are restricted for the specific uses of PETT. The Indenture provides for an overcollateralization subaccount, which will be funded ratably with ITC collections, to a balance of $100 million, over the life of the transition bonds. Semiannually, monies in the general subaccount are used to make principal and interest payments on the transition bonds. Additionally, each month, monies are used to pay fees, costs and charges specified in the Indenture. The Indenture also provides for a reserve subaccount that is maintained for the purpose of retaining any ITC collections and investment earnings that are in excess of specific fees and expenses and amounts allocable to the payment of principal of and interest on the transition bonds and to the overcollateralization subaccount. The balances of the reserve and overcollateralization subaccounts as of December 31, 2000 was $27 million and $16 million, respectively. Additionally, amounts of $20 million and $5 million, representing PECO's initial capitalization of the Series 1999-A Transition Bonds and Series 2000-A Transition Bonds, respectively, was deposited into the capital subaccount under the Indenture on the date of issuance of the related series of transition bonds. If amounts available in the general, reserve and overcollateralization subaccounts are not sufficient on any payment date to make scheduled payments, the bond trustee will draw on accounts in the capital subaccount. Any amounts remaining in the Indenture accounts will be released to PETT upon payment of the transition bonds in full.

         PETT's Trust Agreement requires it to operate in such a manner that it should not be consolidated in the bankruptcy estate of PECO in the event PECO becomes subject to such a proceeding, and both PECO and PETT have treated the transfer of ITP from PECO to PETT as a sale under the Competition Act.

         For financial reporting purposes and Federal and Commonwealth of Pennsylvania income and franchise tax purposes, the transfer of ITP from PECO to PETT will be treated as a financing arrangement and not a sale. Furthermore, the results of operations of PETT will be consolidated with Exelon for financial and income tax reporting purposes. As a special purpose business trust incorporated in the State of Delaware, PETT is not subject to Delaware state income taxes.

         On or before May 14th of each year, the anniversary date of the 1998 QRO, PECO, as servicer of the ITP, submits a report to determine the adequacy of ITC collections for the annual period to the PUC. If adjustments are needed, the PUC is required by the Competition Act, 1998 QRO and the 2000 QRO to adjust collection rates on a prospective basis within 90 days of May 14th.


2. Summary of Accounting Policies

Restricted Cash and Cash Equivalents

         PETT considers all cash investments purchased with an original maturity of three months or less to be cash equivalents. Financial instruments which potentially subject PETT to concentrations of credit risk consist principally of cash equivalents. PETT places its cash equivalents with high-credit quality financial institutions. Generally, such investments are in excess of the Federal Deposit Insurance Corporation limit. PETT is restricted in how it uses ITC Collections. See Note 1 - Basis of Presentation.

Intangible Transition Property

         The ITP is being amortized in conjunction with the reduction of transition bond principal on an accrual basis. As of December 31, 2000 and 1999, accumulated ITP amortization was $257 million and $87 million, respectively. Amortization expense for ITP for the years ended December 31, 2000 and 1999 was $170 million and $87 million, respectively.

Unamortized Debt Issuance Costs

         The costs associated with the issuance of the transition bonds have been capitalized and are being amortized on a straight-line basis which approximates the effective interest method over the life of the transition bonds. As of December 31, 2000 and 1999, accumulated amortization of debt issuance cost was $6 million and $2 million, respectively. Amortization expense for debt issuance costs for the years ended December 31, 2000 and 1999 was $4 million and $2 million, respectively.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and changes therein. Actual results could differ from those estimates.

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

New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to establish accounting and reporting standards for derivatives. The new standard requires recognizing all derivatives as either assets or liabilities on the Statement of Net Assets Available for Trust Activities at their fair value and specifies the accounting for changes in fair value depending upon the intended use of the derivative. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date for SFAS No. 133 until fiscal years beginning after June 15, 2000. The effect of adopting SFAS No. 133 in the first quarter of 2001 will result in a cumulative increase in net assets of $19 million. The adoption will continue to impact the assets and liabilities recorded on PETT's Statement of Net Assets Available for Trust Activities.

Reclassifications

         Certain prior year amounts have been reclassified for comparative purposes.


3. Transition Bonds

On March 25, 1999, PETT issued $4 billion aggregate principal amount of Series 1999-A Transition Bonds to securitize a portion of PECO's authorized stranded cost recovery. On May 2, 2000, PETT issued an additional $1 billion aggregate principal amount of Series 2000-A Transition Bonds also to securitize stranded cost recovery. The transition bonds are solely obligations of PETT, secured by ITP sold by PECO to PETT concurrently with the issuance of the transition bonds and certain other collateral related thereto. The following table summarizes the outstanding principal balances of the transition bonds at December 31:


                                                    Expected
                                                  Final Payment      Termination
Classes                        Rate                  Date(a)           Date(a)           2000            1999
- ----------------------------------------------------------------------------------------------------------------
                                                                                              In Millions
Series 1999-A
A-1                               5.48 %                2001            2003              $ 82           $202
A-2                               5.63 %                2003            2005               275            275
A-3                               6.06%(b)              2004            2006               667            667
A-4                               5.80 %                2005            2007               459            459
A-5                               6.14%(b)              2007            2009               465            465
A-6                               6.05 %                2007            2009               993            993
A-7                               6.13 %                2008            2009               897            897
Series 2000-A
A-1                               7.18 %                2001            2003               110              -
A-2                               7.30 %                2002            2004               140              -
A-3                               7.63 %                2009            2010               399              -
A-4                               7.65 %                2009            2010               351              -

Unamortized  debt discount                                                                  (7)            (5)
                                                                                       -------        -------

Total Long Term Debt (c)                                                                 4,831          3,953
Due within one year                                                                        297            120
                                                                                       -------        -------

Long Term Debt                                                                         $ 4,534        $ 3,833
                                                                                       =======        =======



(a) The Expected Final Payment Date is the date when all principal and interest of the related class of transition bonds is expected to be paid in full in accordance with the expected amortization schedule for the applicable class. The Termination Date is the date when all principal and interest of the related class of transition bond must be paid in full. The current portion of the transition bonds is based upon the expected maturity date.
(b) Floating rate, as of December 31, 2000, based upon the London Interbank Offering Rate (LIBOR) plus 0.125% of the Series 1999-A Transition Bonds A-3 class and LIBOR plus 0.20% of the Series 1999-A Transition Bonds A-5 class.
(c)  Long-term debt maturities, in the period 2001-2005 are as follows:

          Year           In Millions
          ----           -----------
          2001                  $297
          2002                   417
          2003                   469
          2004                   517
          2005                   542
          Thereafter           2,589
                               -----
          Total               $4,831
                              ======


         PETT makes semi-annual principal payments on transition bonds pursuant to an amortization schedule in the Indenture. In 2000, principal payments were made in the amount of $120 million which reduced the outstanding principal balance of the Class A-1, Series 1999-A Transition Bonds.

         Fair values of the transition bonds are estimated based on quoted market prices. The carrying amounts and fair values of the transition bonds as of December 31, 2000 were $4.831 billion and $4.941 billion, respectively. The carrying amounts and fair values of the transition bonds as of December 31, 1999 were $3.953 billion and $3.700 billion, respectively.

         PETT has entered into interest rate swaps to manage interest rate exposure associated with the issuance of two floating rate classes of transition bonds. The aggregate notional amount of these swaps is equal to the outstanding principal amount of those two floating rate classes. At December 31, 2000, the fair value of these instruments was $(18.9) million based on the present value difference between the contracted rate and the market rates at that date. The fixed interest rates of Classes A-3 and A-5 of the Series 1999-A Transition Bonds are 6.58% and 6.94%, respectively. If the derivative instruments had been terminated at December 31, 2000, these estimated fair values represent the amount to be paid by PETT to the counterparties.

         A hypothetical 50 basis point increase in the spot yield at December 31, 2000 would have resulted in an aggregate fair value of these interest rate swaps of $3.1 million. If the derivative instruments had been terminated at December 31, 2000, these estimated fair values represent the amount to be paid by the counterparties to PETT.

         A hypothetical 50 basis point decrease in the spot yield at December 31, 2000 would have resulted in an aggregate fair value of these interest rate swaps of $(41.3) million. If the derivative instruments had been terminated at December 31, 2000, these estimated fair values represent the amount to be paid by PETT to the counterparties.

         PETT would be exposed to credit-related losses in the event of non-performance by the counterparties that issued the derivative instruments. PETT does not expect that the counter parties to the interest rate swaps will fail to meet these obligations, given their high credit ratings. The credit exposure of derivatives contracts is represented by the fair value of the contracts at the reporting date. PETT interest rate swaps are documented under master agreements. Among other things, these agreements provide for a maximum credit exposure for both parties. Payments are required by the appropriate party when the maximum limit is reached.


4.  Significant Agreements and Related Party Transactions

         PETT purchased ITP from PECO pursuant to the Intangible Transition Property Sale Agreement dated March 25, 1999, amended and restated as of May 2, 2000 and amended on March 1, 2001 (Sale Agreement).

Under the Sale Agreement, PECO makes certain representations and warranties about the ITP and indemnifies PETT for losses caused by the breach of such representations and warranties. To the extent a breach concerns the existence of the ITP or the ability to charge ITC in the amounts sufficient to meet a pre-set amortization schedule, PECO must pay liquidated damages equal to the lost principal and interest of the amortization schedule. As described in Note 1 - Basis of Presentation, the transfer of ITP from PECO to PETT is being treated as a financing arrangement and not a sale.

         Transition bonds were issued pursuant to the Indenture. Under the Indenture, PETT has pledged all of its property, including the ITP, to secure the transition bonds. The Indenture prohibits PETT from selling, transferring, exchanging, or otherwise disposing of any of the collateral unless directed to do so by the Trustee; from claiming any credit or making any deduction from the principal, premium, if any, or interest on transition bonds or against any transition bond holder; permitting the validity of effectiveness of the Indenture to be impaired or permitting the lien of the Indenture to be amended, hypothecated, subordinated, terminated, or discharged; permitting any person to be released from any of the covenants or obligations with respect to transition bonds, except as expressly permitted by the Indenture; permitting any liens, charges, or claims, security interest or mortgage (other than the lien created by the Indenture) to be created in or extend to or otherwise arise upon or burden the collateral or any part thereof; or permitting the lien of the Indenture not to constitute a valid, first priority security interest in the collateral.

         Under the Master Servicing Agreement entered into by PETT and PECO dated as of March 25, 1999, amended and restated as of May 2, 2000 and amended on March 1, 2001, PECO, as servicer, manages and administers the ITP sold to PETT and collects the ITC related thereto on behalf of PETT.

         As of December 31, 2000 and 1999, the Due from Related Party balance represents ITC billings by PECO that have not yet been collected of $77 million and $40 million, respectively, and ITC collections by PECO that have not yet been remitted to PETT of $5 million and $3 million, respectively, partially offset by servicing fees that have not been paid by PETT of $1 million and $1 million, respectively.

         As of December 31, 2000 and 1999, the Due to Related Party balance represents an advance of $129 million and $111 million, respectively, for initial working capital requirements and operating expenses and is not considered to be currently due by PECO.


5.  Subsequent Events

         On March 1, 2001, PETT refinanced approximately $805 million of the $1.132 billion floating rate Series 1999-A Transition Bonds Class A-3 and Class A-5 through the issuance of the fixed rate Series 2001-A Transition Bonds.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.


                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

    Omitted pursuant to Instruction I of Form 10-K.


Item 11. Executive Compensation.

    Omitted pursuant to Instruction I of Form 10-K.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

    Omitted pursuant to Instruction I of Form 10-K.


Item 13.  Certain Relationships and Related Transactions.

    Omitted pursuant to Instruction I of Form 10-K.




                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)   The following documents are filed as part of this report:

      1. Financial Statements:
         Report of Independent Accountants
         Statement of Changes in Net Assets Available for Trust Activities Statement of Net Assets Available for Trust Activities
         Notes to Financial Statements

      2. Financial Statement Schedule:

         None


      3. See index to Exhibits which appears following the signature page to this report.


(b)   Reports on Form 8-K filed during the reporting period.

              None

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          PECO ENERGY TRANSITION TRUST

 March 30, 2001                                      By   /s/ George R. Shicora
                                                     --------------------------
                                                     George R. Shicora
                                                     Beneficiary Trustee


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 2001.

 Signature                             Title
 -----------------------      -----------------------------------

/s/  George R. Shicora        Beneficiary Trustee (Principal Executive Officer)
- --------------------------
     George R. Shicora


/s/  Thomas R. Miller         Beneficiary Trustee (Principal Financial Officer
- --------------------------    and Principal Accounting Officer)
     Thomas R. Miller

                                INDEX TO EXHIBITS

Certain of the following exhibits are incorporated herein by reference under Rule 12b-32 of the Securities and Exchange Act of 1934, as amended.

- --------------------------------------------------------------------------------
3.1 Second Amended and Restated Trust Agreement for PECO Energy Transition Trust (incorporated by reference to the Registrant's Report on Form 8-K filed on May 11, 2000, File No. 333-58055).
- --------------------------------------------------------------------------------
3.2           Certificate   of  Trust   for   PECO   Energy   Transition   Trust
              (incorporated  by  reference  to  the  Registrant's   Registration
              Statement on Form S-3 filed on March 3, 2000, File No. 333-31646).
- --------------------------------------------------------------------------------
4.1 Indenture dated as of March 1, 1999 (incorporated by reference to the Registrant's Registration Statement on Form S-3 filed on March 3, 2000, File No. 333-31646).
- --------------------------------------------------------------------------------
4.1.1 Series Supplement dated as of March 25, 1999 between PECO Energy Transition Trust and The Bank of New York (incorporated by reference to the Registrant's Report on Form 8-K filed on March 31, 1999, File No. 333-58055).
- --------------------------------------------------------------------------------
4.1.2 Series Supplement dated as of May 2, 2000 between PECO Energy Transition Trust and The Bank of New York (incorporated by reference to the Registrant's Report on Form 8-K filed on May 11, 2000, File No. 333-58055).
- --------------------------------------------------------------------------------
4.1.3 Series Supplement dated as of March 1, 2001 between PECO Energy Transition Trust and The Bank of New York (incorporated by reference to the Registrant's Report on Form 8-K filed on March 15, 2001, File No. 333-58055).
- --------------------------------------------------------------------------------
4.2 Form of Series 1999-A Transition Bonds (incorporated by reference to Amendment No. 2 to the Registrant's Registration Statement on Form S-3 filed on February 23, 1999, File No. 333-58055).
- --------------------------------------------------------------------------------
4.3 Form of Series 2000-A Transition Bonds (incorporated by reference to the Registrant's Registration Statement on Form S-3 filed on March 3, 2000, File No. 333-31646).
- --------------------------------------------------------------------------------
4.4 Form of Series 2001-A Transition Bonds (incorporated by reference to the Registrant's Registration Statement on Form S-3 filed on December 13, 2000, File No. 333-51740).
- --------------------------------------------------------------------------------
10.1 Intangible Transition Property Sale Agreement dated as of March 25, 1999, as amended and restated as of May 2, 2000 (incorporated by reference to the Registrant's Report on Form 8-K filed on May 11, 2000, File No. 333-58055).
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
10.1.1 Amendment No. 1 to Intangible Transition Property Sale Agreement dated as of March 25, 1999, as amended and restated as of May 2, 2000 (incorporated by reference to the Registrant's Report on Form 8-K filed on March 15, 2001, File No. 333-58055).
- --------------------------------------------------------------------------------
10.2 Master Servicing Agreement dated as of March 25, 1999, as amended and restated as of May 2, 2000 (incorporated by reference to the Registrant's Report on Form 8-K filed on May 11, 2000, File No. 333-58055).
- --------------------------------------------------------------------------------
10.2.1 Amendment No. 1 to Master Servicing Agreement dated as of March 25, 1999, as amended and restated as of May 2, 2000 (incorporated by reference to the Registrant's Report on Form 8-K filed on March 15, 2001, File No. 333-58055).
- --------------------------------------------------------------------------------
23.1          Consent of Independent Accountants
- --------------------------------------------------------------------------------
99.1 Joint Petition for Full Settlement of PECO Energy Company's Restructuring Plan and Related Appeals and Application for a Qualified Rate Order and Application for Transfer of Generation Assets dated April 29, 1998 (incorporated by reference to the Registrant's Registration Statement on Form S-3 filed on March 3, 2000, File No. 333-31646).
- --------------------------------------------------------------------------------
99.2 Joint Petition for Full Settlement of PECO Energy Company's Application for Issuance of a Qualified Rate Order Under Section 2812 of the Public Utility Code dated March 8, 2000 (incorporated by reference to the Registrant's Amendment No. 1 to Registration
              Statement  on  Form  S-3  filed  on  April  17,  2000,   File  No.
              333-31646).
- --------------------------------------------------------------------------------
99.3 Qualified Rate Order issued by the Pennsylvania Public Utility Commission to PECO Energy on May 14, 1998 (incorporated by reference to the Registrant's Registration Statement on Form S-3 filed on March 3, 2000, File No. 333-31646).
- --------------------------------------------------------------------------------
99.4 Qualified Rate Order issued by the Pennsylvania Public Utility Commission to PECO Energy on March 16, 2000 (incorporated by reference to Amendment No. 1 to the Registrant's Registration
              Statement  on  Form  S-3  filed  on  April  17,  2000,   File  No.
              333-31646).
- --------------------------------------------------------------------------------
99.5          PECO Energy  Transition  Trust  Transition  Bondholders  Statement
              Series   1999-A,   Semi-Annual   Payment   Date:   March  1,  2001
              (incorporated by reference to the Registrant's Report on Form 8-K filed on March 16, 2001, File No. 333-58055).
- --------------------------------------------------------------------------------
99.6          PECO Energy  Transition  Trust  Transition  Bondholders  Statement
              Series   2000-A,   Semi-Annual   Payment   Date:   March  1,  2001
              (incorporated by reference to the Registrant's Report on Form 8-K filed on March 16, 2001, File No. 333-58055).
- --------------------------------------------------------------------------------