Form 10-Q
period 2001-03-31
PECO ENERGY TRANSITION TRUST
filed 2001-05-15
CIK 1064414

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

                  For the quarterly period ended March 31, 2001

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          PECO ENERGY TRANSITION TRUST
        STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES
                                   (Unaudited)
                                  (in Millions)

                                               For the Three Months Ended
                                                       March 31,
                                                       ---------

                                                    2001       2000
                                                   -----      -----

ADDITIONS
Issuance of Transition Bonds                       $ 805      $  --
ITC Collections                                      152         88
Change in Due from Related Party                      --          2
Interest Income                                        5          4
Debt Issuance Costs                                    5         --
                                                   -----      -----

TOTAL ADDITIONS                                      967         94
                                                   -----      -----

DEDUCTIONS
Redemption of Transition Bonds                       805         --
Interest Expense                                      77         61
Amortization of Intangible Transition Property        72         31
Service Fee Expense                                    3          3
Change in Due from Related Party                      17         --
Amortization of Debt Issuance Costs                    1          1
                                                   -----      -----


TOTAL DEDUCTIONS                                     975         96
                                                   -----      -----

CHANGES IN NET ASSETS AVAILABLE FOR TRUST
ACTIVITIES                                            (8)        (2)
                                                   -----      -----

NET ASSETS AVAILABLE FOR TRUST ACTIVITES
AT BEGINNING OF PERIOD                               130         87
                                                   -----      -----

NET ASSETS AVAILABLE FOR TRUST ACTIVITIES
AT END OF PERIOD                                   $ 122      $  85
                                                   =====      =====


                       See Notes to Financial Statements.

                          PECO ENERGY TRANSITION TRUST
             STATEMENTS OF NET ASSETS AVAILABLE FOR TRUST ACTIVITIES
                                  (in Millions)


                                                          March 31,    December 31,
                                                            2001          2000
                                                           ------        ------
                                                        (Unaudited)
ASSETS

Current Assets:
Restricted Cash and Cash Equivalents                       $  148        $  254
Interest Receivable                                            --             1
Due from Related Party, net                                    64            81
Current Portion of Intangible Transition Property             389           355
                                                           ------        ------

       Total Current Assets                                   601           691

Noncurrent Assets:
Debt Issuance Costs, net of amortization                       30            26
Intangible Transition Property, net of amortization         4,373         4,479
                                                           ------        ------

       TOTAL ASSETS                                         5,004         5,196
                                                           ------        ------

LIABILITIES

Current Liabilities:
Accrued Interest                                               26           106
Current Portion of Long-Term Debt                             165           297
                                                           ------        ------

       Total Current Liabilities                              191           403

Noncurrent Liabilities:
Due to Related Party                                          129           129
Long-Term Debt                                              4,536         4,534
Cash Flow Hedge Fair Value Adjustment                          26            --
                                                           ------        ------

       TOTAL LIABILITIES                                    4,882         5,066
                                                           ------        ------


NET ASSETS AVAILABLE FOR TRUST ACTIVITIES                  $  122        $  130
                                                           ======        ======


                       See Notes to Financial Statements.

                          PECO ENERGY TRANSITION TRUST
                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
         The accompanying financial statements as of March 31, 2001 and for the three months then ended are unaudited, but include all adjustments that PECO Energy Transition Trust (PETT) considers necessary for a fair presentation of such financial statements. All adjustments are of a normal, recurring nature. Certain prior year amounts have been reclassified for comparative purposes.
These notes should be read in conjunction with PETT's Notes to Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2000.

2. TRANSITION BONDS
         On March 1, 2001, PETT refinanced approximately $805 million of floating rate Series 1999-A Transition Bonds through the issuance of fixed-rate transition bonds (Series 2001-A Transition Bonds). Approximately 72% of the Class A-3 and 70% of the Class A-5 Series 1999-A Transition Bonds were redeemed. The Series 2001-A Transition Bonds are non-callable, fixed-rate securities with an interest rate of 6.52%. The Series 2001-A Transition Bonds have an expected final payment date of September 1, 2010 and a termination date of December 31, 2010. The Series 2001-A Transition Bonds are solely obligations of PETT, secured by intangible transition property (ITP) sold by PECO Energy Company (PECO) to PETT concurrently with the issuance of the Series 1999-A and Series 2000-A Transition Bonds and certain other related collateral.

3. ADOPTION OF NEW ACCOUNTING PRINCIPLE
         PETT's activities expose it to market risks primarily related to the effects of changes in interest rates. These financial exposures are monitored and managed by PETT as an integral part of its overall risk-management program.

         PETT's interest-rate risk management strategy includes the use of derivative instruments to minimize significant, unanticipated earnings and cash flow fluctuations caused by interest-rate volatility. Interest rate swaps may be used to adjust exposure when deemed appropriate, based on market conditions. These strategies are employed to minimize the cost of capital.

         By using derivative financial instruments to hedge exposures to changes in and interest rates, PETT exposes itself to credit risk and market risk. Credit risk is the risk of a counterparty failing to perform according to contract terms. When the value of a contract is positive, the counterparty owes PETT, which creates repayment risk for PETT. When the value of a derivative contract is negative, PETT owes the counterparty and, therefore, the derivative contract does not create repayment risk. PETT minimizes the credit (or repayment) risk by (1) entering into transactions with high-quality counterparties, (2) limiting the amount of exposure to each counterparty, (3) monitoring the financial condition of its counterparties, and (4) seeking credit enhancements to improve counterparty credit quality.

         Market risk is the effect on the value of PETT's commitments that result from a change in interest rates. The market risk associated with interest rates is managed by the establishment and monitoring of parameters that limit the types and degree of market risk that may be undertaken.

         PETT's derivatives activities are subject to the management, direction, and control of Exelon Corporation's (Exelon) Risk Management Committee (RMC). Exelon is the parent company of PECO. The RMC is chaired by Exelon's chief risk officer and includes the chief financial officer, general counsel, treasurer, vice president of corporate planning and officers from each of the business units. The RMC reports to the board of directors on the scope of Exelon's derivative activities including those of PETT. The RMC (1) sets forth risk management philosophy and objectives through a corporate policy and (2) establishes procedures for control and valuation, counterparty credit approval, and the monitoring and reporting of derivative activity.

         In 1999,  PETT entered into interest  rate swaps  relating to the Class
A-3 and Class A-5 Series 1999-A Transition Bonds in the aggregate notional amount of $1.1 billion with an average interest rate of 6.65%. In connection with the refinancing, PETT cancelled $800 million of interest rates swaps.

         At March 31, 2001, the aggregate notional amount of these swaps is $326 million. At March 31, 2001, the fair value of these instruments was $(26) million based on the present value difference between the contracted rate and the market rates at that date. If the derivative instruments had been terminated at March 31, 2001, these estimated fair values represent the amount to be paid by PETT to the counterparties.

         A hypothetical 50 basis point increase in the spot yield at March 31, 2001 would have resulted in an aggregate fair value of these interest rate swaps of $(19) million. If the derivative instruments had been terminated at March 31, 2001, these estimated fair values represent the amount to be paid by PETT to the counterparties.

         A hypothetical 50 basis point decrease in the spot yield at March 31, 2001 would have resulted in an aggregate fair value of these interest rate swaps of $(34) million. If the derivative instruments had been terminated at March 31, 2001, these estimated fair values represent the amount to be paid by PETT to the counterparties.

         In connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivatives Instruments and Hedging Activities," on January 1, 2001, PETT reflected a transition adjustment decreasing Net Assets Available for Trust Activities by $19 million. This transaction is solely related to the interest rate swaps. The adoption also impacts the assets and liabilities recorded on the Statement of Net Assets Available for Trust Activities of PETT. As of March 31, 2001, the fair value of interest rate swaps decreased $7 million to an exposure of $26 million.

         As of March 31, 2001, the expected impact on net assets available for trust activities over the next twelve months is a $3 million loss.

4. SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS
         PETT purchased ITP from PECO pursuant to the Amended and Restated Intangible Transition Property Sale Agreement, dated March 25, 1999 as amended, May 2, 2000 and March 1, 2001 (Sale Agreement). Under the Sale Agreement, PECO makes certain representations and warranties about the ITP and indemnifies PETT for losses caused by the breach of such representations and warranties. To the extent a breach concerns the existence of the ITP or the ability to charge intangible transition charges in the amounts sufficient to meet a pre-set amortization schedule for the Transition Bonds, PECO must pay liquidated damages equal to the lost principal and interest of the amortization schedule.

         For financial reporting purposes and Federal and Commonwealth of Pennsylvania income and franchise tax purposes, the transfer of ITP to PETT is treated as a financing arrangement and not a sale.

         The Series 2001-A Transition Bonds were issued pursuant to the Indenture dated March 1, 1999 as supplemented by the series supplements (Indenture). Under the Indenture, PETT has pledged all of its property, including the ITP, to secure the transition bonds. The Indenture prohibits PETT from selling, transferring, exchanging, or otherwise disposing of any of the collateral unless directed to do so by the trustee; from claiming any credit or making any deduction from the principal, premium, if any, or interest on transition bonds or against any transition bond holder; permitting the validity of effectiveness of the Indenture to be impaired or permitting the lien of the Indenture to be amended, hypothecated, subordinated, terminated, or discharged; permitting any person to be released from any of the covenants or obligations with respect to transition bonds, except as expressly permitted by the Indenture; permitting any liens, charges, or claims, security interest or mortgage (other than the lien created by the Indenture) to be created in or extended to or otherwise arise upon or burden the collateral or any part thereof; or permitting the lien of the Indenture not to constitute a valid, first priority security interest in the collateral.

         Under the Amended and Restated Master Servicing Agreement entered into by PETT and PECO dated March 25, 1999, as amended on May 2, 2000 and March 1, 2001, PECO, as servicer, manages and administers the ITP sold to PETT and collects the ITC related thereto on behalf of PETT.

         For the three months ended March 31, 2001 and 2000, PETT recorded $152 million and $88 million, respectively, of ITC collections. The increase of $64 million is primarily due to the issuance of the 2000-A Transition Bonds. For the three months ended March 31, 2001 and 2000, PETT recorded $3 million and $3 million, respectively, in servicing fees based upon the outstanding principal amount of the transition bonds.

         As of March 31, 2001, and December 31, 2000 the Due from Related Party balance of $64 million and $81 million, respectively, represents ITC billings by PECO that have not yet been collected of $68 million and $77 million, respectively, and ITC collections by PECO that have not yet been remitted to PETT of $2 million and $5 million, respectively. These amounts are partially offset by debt issuance costs of $5 million and $0, respectively, owed to PECO and servicing fees of $1 million and $1 million, respectively, that have not been paid by PETT.

         As of March 31, 2001 and December 31, 2000, the Due to Related Party balance of $129 million, represents cumulative advances from PECO for initial capital requirements and operating expenses that are not considered to be currently due and payable by PECO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following analysis of the financial condition and results of activities of PECO Energy Transition Trust (PETT) is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements and Notes to Financial Statements included in Item 1 above, and PETT's Annual Report on Form 10-K.

         PETT was formed under the laws of Delaware pursuant to a trust agreement between PETT, PECO Energy Company (PECO) as grantor, First Union Trust Company, N.A., acting thereunder not in its individual capacity but solely as issuer trustee of PETT, and two beneficiary trustees appointed by PECO. PETT is currently governed by an amended and restated trust agreement among the same parties.

         On March 1, 2001, PETT refinanced approximately $805 million of floating rate Series 1999-A Transition Bonds through the issuance of fixed-rate transition bonds (Series 2001-A Transition Bonds). Approximately 72% of the Class A-3 and 70% of the Class A-5 Series 1999-A Transition Bonds were redeemed. The Series 2001-A Transition Bonds are non-callable, fixed-rate securities with an interest rate of 6.52%.

         Excluding the effects of the issuance of the Series 2001-A Transition Bonds, additions for the three months ended March 31, 2001 and March 31, 2000 were $157 million and $94 million. These additions primarily include the recovery of intangible transition charges (ITC). The $63 million increase is primarily due to $52 million of additional collections related to the issuance of the Series 2000-A Transition Bonds and higher delivery volume and an $11 million prepayment of competitive transition charges by a large customer. Excluding the effects of the issuance of the Series 2001-A Transition Bonds, deductions for the three months ended March 31, 2001 and March 31, 2000 were $170 million and $96 million, respectively, and included $77 million and $61 million, respectively, of interest charges associated with the transition bonds; amortization expense related to the ITC of $73 million and $32 million, respectively, a change in the Due from Related Party due to the timing of ITC billings and collections of $17 million and $0, respectively, and servicing fees of $3 million and $3 million, respectively. The increases in interest expense and amortization expense were primarily due to the issuance of the Series 2000-A Transition Bonds.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         PETT's activities expose it to market risks primarily related to the effects of changes in interest rates. These financial exposures are monitored and managed by PETT as an integral part of its overall risk-management program.

         PETT's interest-rate risk management strategy includes the use of derivative instruments to minimize significant, unanticipated earnings and cash flow fluctuations caused by interest-rate volatility. Interest rate swaps may be used to adjust exposure when deemed appropriate, based on market conditions. These strategies are employed to minimize the cost of capital.

         By using derivative financial instruments to hedge exposures to changes in and interest rates, PETT exposes itself to credit risk and market risk. Credit risk is the risk of a counterparty failing to perform according to contract terms. When the value of a contract is positive, the counterparty owes PETT, which creates repayment risk for PETT. When the value of a derivative contract is negative, PETT owes the counterparty and, therefore, the derivative contract does not create repayment risk. PETT minimizes the credit (or repayment) risk by (1) entering into transactions with high-quality counterparties, (2) limiting the amount of exposure to each counterparty, (3) monitoring the financial condition of its counterparties, and (4) seeking credit enhancements to improve counterparty credit quality.

         Market risk is the effect on the value of PETT's commitments that result from a change in interest rates. The market risk associated with interest rates is managed by the establishment and monitoring of parameters that limit the types and degree of market risk that may be undertaken.

         PETT's derivatives activities are subject to the management, direction, and control of Exelon Corporation's (Exelon) Risk Management Committee (RMC). Exelon is the parent company of PECO. The RMC is chaired by Exelon's chief risk officer and includes the chief financial officer, general counsel, treasurer, vice president of corporate planning and officers from each of the business units. The RMC reports to the board of directors on the scope of Exelon's derivative activities including those of PETT. The RMC (1) sets forth risk management philosophy and objectives through a corporate policy and (2) establishes procedures for control and valuation, counterparty credit approval, and the monitoring and reporting of derivative activity.

         In 1999,  PETT entered into interest  rate swaps  relating to the Class
A-3 and Class A-5 Series 1999-A Transition Bonds in the aggregate notional amount of $1.1 billion with an average interest rate of 6.65%. In connection with the refinancing, PETT cancelled $800 million of interest rates swaps.

         At March 31, 2001, the aggregate notional amount of these swaps is $326 million. At March 31, 2001, the fair value of these instruments was $(26) million based on the present value difference between the contracted rate and the market rates at that date. If the derivative instruments had been terminated at March 31, 2001, these estimated fair values represent the amount to be paid by PETT to the counterparties.

         A hypothetical 50 basis point increase in the spot yield at March 31, 2001 would have resulted in an aggregate fair value of these interest rate swaps of $(19) million. If the derivative instruments had been terminated at March 31, 2001, these estimated fair values represent the amount to be paid by PETT to the counterparties.

         A hypothetical 50 basis point decrease in the spot yield at March 31, 2001 would have resulted in an aggregate fair value of these interest rate swaps of $(34) million. If the derivative instruments had been terminated at March 31, 2001, these estimated fair values represent the amount to be paid by PETT to the counterparties.

         In connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivatives Instruments and Hedging Activities," on January 1, 2001, PETT reflected a transition adjustment decreasing Net Assets Available for Trust Activities by $19 million. This transaction is solely related to the interest rate swaps. The adoption also impacts the assets and liabilities recorded on the Statement of Net Assets Available for Trust Activities of PETT. As of March 31, 2001, the fair value of interest rate swaps decreased $7 million to an exposure of $26 million.

         As of March 31, 2001, the expected impact on net assets available for trust activities over the next twelve months is a $3 million loss.

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

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          None

     (b) During the quarter ended March 31, 2001, the PETT filed the following Current Reports on Form 8-K:

          Date of earliest event reported:

               March 1, 2001 reporting information under "ITEM 5. OTHER EVENTS" regarding the issuance of $805 million Series 2001-A Transition Bonds by PETT and redemption of $480 million of its Series 1999-A Transition Bonds Class A-3 and $325 million of its Series 1999-A Transition Bonds Class A-5. The transaction closed on March 1, 2001.

               March 1, 2001 reporting information under "ITEM 9. REGULATION FD DISCLOSURE" regarding notice that Transition Bondholders Statements were sent to holders of PETT's Series 1999-A Transition Bonds and Series 2000-A Transition Bonds.

                          PECO ENERGY TRANSITION TRUST


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  May 15, 2001                         By:  /s/ George R. Shicora
                                                     ---------------------------
                                                     George R. Shicora
                                                     Beneficiary Trustee