Form 10-Q
period 2001-06-30
PECO ENERGY TRANSITION TRUST
filed 2001-08-14
CIK 1064414

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

                  For the quarterly period ended June 30, 2001

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

                              Yes X        No ______
                                 --

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  PECO ENERGY TRANSITION TRUST
                   STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES
                                                (in millions)

                                                   For the Three Months Ended   For the Six Months Ended
                                                            June 30,                    June 30,
                                                          -------------                -----------

                                                         2001           2000        2001         2000
                                                         ----           ----        ----         ----
                                                      (Unaudited)                (Unaudited)
ADDITIONS
Intangible Transition Property                          $    -       $1,009       $    -       $1,009
Issuance of Transition Bonds                                 -           -           805            -
ITC Collections                                            125           89          302          177
Due from Related Party                                       2           14            -           15
Interest Income                                              1            2            4            5
Debt Issuance Costs                                          -            7            5            7
Contributions by Trust Grantor                               -            5            -            5
Interest Rate Swaps Valuation Adjustment                    14            -            7            -
                                                          ----        -----        -----         ----

TOTAL ADDITIONS                                            142        1,126        1,123        1,218
                                                           ---        -----        -----        -----

DEDUCTIONS
Redemption of Transition Bonds                               -            -          805            -
Transition Bonds, net of debt discount                       -          998            -          998
Interest Expense                                            79           73          154          134
Amortization of Intangible Transition Property              85           29          156           60
Service Fee Expense                                          3            3            6            5
Due from Related Party                                       -           18           15           18
Amortization of Debt Issuance Costs                          4            1            5            2
Amortization of Bond Discount                                1            -            1            -
                                                          ----         ----         ----         ----

TOTAL DEDUCTIONS                                           172        1,122        1,142        1,217
                                                           ---        -----        -----        -----

SFAS 133 Transition Adjustment                               -            -          (19)           -
                                                          ----         ----         -----        ----

CHANGES IN NET ASSETS AVAILABLE FOR TRUST
ACTIVITIES                                                 (30)           4          (38)           1
                                                          -----       -----        ------        ----

NET ASSETS AVAILABLE FOR TRUST ACTIVITIES
AT BEGINNING OF PERIOD                                     122           84          130           87
                                                           ---         ----          ---          ---

NET ASSETS AVAILABLE FOR TRUST ACTIVITIES
AT END OF PERIOD                                        $   92       $   88       $   92        $  88
                                                        ======       ======       ======        =====


                       See Notes to Financial Statements.

                          PECO ENERGY TRANSITION TRUST
             STATEMENTS OF NET ASSETS AVAILABLE FOR TRUST ACTIVITIES
                                  (in millions)


                                                      June 30,      December 31,
                                                        2001            2000
                                                        ----            ----
                                                    (Unaudited)
ASSETS

Current Assets:
Restricted Cash and Cash Equivalents                   $  270          $  254
Interest Receivable                                         -               1
Due from Related Party, net                                66              81
Current Portion of Intangible Transition Property         410             355
                                                          ---             ---

     Total Current Assets                                 746             691

Noncurrent Assets:
Debt Issuance Costs, net of amortization                   26              26
Intangible Transition Property, net of amortization     4,268           4,479
                                                        -----           -----

     TOTAL ASSETS                                       5,040           5,196
                                                        -----           -----

LIABILITIES

Current Liabilities:
Accrued Interest                                          104             106
Accrued Expenses                                            1               -
Current Portion of Long-Term Debt                         275             297
                                                          ---             ---

     Total Current Liabilities                            380             403

Noncurrent Liabilities:
Due to Related Party                                      129             129
Long-Term Debt                                          4,427           4,534
Interest Rate Swaps                                        12               -
                                                      -------          ------

     TOTAL LIABILITIES                                  4,948           5,066
                                                        -----           -----


NET ASSETS AVAILABLE FOR TRUST ACTIVITIES               $  92          $  130
                                                        =====          ======

                       See Notes to Financial Statements.

                          PECO ENERGY TRANSITION TRUST
                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
     The accompanying financial statements as of June 30, 2001 and for the three and six months then ended are unaudited, but include all adjustments that PECO Energy Transition Trust (PETT) considers necessary for a fair presentation of such financial statements. All adjustments are of a normal, recurring nature. Certain prior year amounts have been reclassified for comparative purposes.
These notes should be read in conjunction with PETT's Notes to Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2000.


2. TRANSITION BONDS
     On March 1, 2001, PETT refinanced $805 million of floating rate Series 1999-A Transition Bonds through the issuance of fixed-rate transition bonds (Series 2001-A Transition Bonds). Approximately 72% of the Class A-3 and 70% of the Class A-5 Series 1999-A Transition Bonds were redeemed. The Series 2001-A Transition Bonds are non-callable, fixed-rate securities with an interest rate of 6.52%. The Series 2001-A Transition Bonds have an expected final payment date of September 1, 2010 and a termination date of December 31, 2010. The Series 2001-A Transition Bonds are solely obligations of PETT, secured by intangible transition property (ITP) sold by PECO Energy Company (PECO) to PETT concurrently with the issuance of the Series 1999-A and Series 2000-A Transition Bonds and certain other related collateral. The Series 1999-A, Series 2000-A and Series 2001-A Transition Bonds are referred to collectively as the "Transition Bonds".


3. ADOPTION OF NEW ACCOUNTING PRINCIPLE
     On January 1, 2001, PETT adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivatives Instruments and Hedging Activities," as amended, and recorded a transition adjustment decreasing Net Assets Available for Trust Activities by $19 million. The transition adjustment related to PETT's interest rate swaps. As of June 30, 2001, the fair value of interest rate swaps increased $7 million to an exposure of $12 million. This exposure is relfected as Interest Rate Swaps on PETT's Statements of Net Assets Available for Trust Activities.

     As of June 30, 2001, the expected impact on net assets available for trust activities over the next twelve months is a $1 million loss.


4. SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS
     Pursuant to the Amended and Restated Intangible Transition Property Sale Agreement by and between PECO and PETT, dated March 25, 1999, as amended on May 2, 2000 and March 1, 2001 (Sale Agreement), PETT purchased ITP from PECO. Under the Sale Agreement, PECO makes certain representations and warranties about the ITP and indemnifies PETT for losses caused by the breach of such representations and warranties. To the extent a breach concerns the existence of the ITP or the ability to charge intangible transition charges (ITC) in the amounts sufficient to meet a pre-set amortization schedule for the Transition Bonds, PECO must pay liquidated damages equal to the lost principal and interest of the amortization schedule.

     For  financial   reporting   purposes  and  Federal  and   Commonwealth  of
Pennsylvania income and franchise tax purposes, the transfer of ITP to PETT is treated as a financing arrangement and not a sale.

     The Series 2001-A Transition Bonds were issued pursuant to the Indenture dated March 1, 1999, as supplemented by the series supplements (Indenture). Under the Indenture, PETT has pledged all of its property, including the ITP, to secure the Transition Bonds. The Indenture prohibits PETT from selling, transferring, exchanging, or otherwise disposing of any of the collateral unless directed to do so by the trustee; from claiming any credit or making any deduction from the principal, premium, if any, or interest on Transition Bonds or against any Transition Bond holder; permitting the validity of effectiveness of the Indenture to be impaired or permitting the lien of the Indenture to be amended, hypothecated, subordinated, terminated, or discharged; permitting any person to be released from any of the covenants or obligations with respect to Transition Bonds, except as expressly permitted by the Indenture; permitting any liens, charges, or claims, security interest or mortgage (other than the lien created by the Indenture) to be created in or extended to or otherwise arise upon or burden the collateral or any part thereof; or permitting the lien of the Indenture not to constitute a valid, first priority security interest in the collateral.

     Under the Amended and Restated Master Servicing Agreement by and between PETT and PECO, dated March 25, 1999, as amended on May 2, 2000 and March 1, 2001, PECO, as servicer, manages and administers the ITP sold to PETT and collects the ITC related thereto on behalf of PETT.

     For the six months ended June 30, 2001 and 2000, PETT recorded $303 million and $177 million of ITC collections, respectively. The increase of $126 million is primarily due to the issuance of the 2000-A Transition Bonds. For the six months ended June 30, 2001 and 2000, PETT recorded $6 million and $5 million in servicing fees based upon the outstanding principal amount of the Transition Bonds, respectively.

     As of June 30, 2001 and December 31, 2000, the Due from Related Party balance was $66 million and $81 million, respectively. The Due from Related Party balance represents ITC billings by PECO that have not yet been collected of $65 million and $77 million, respectively, and ITC collections by PECO that have not yet been remitted to PETT of $2 million and $5 million, respectively. These amounts are partially offset by servicing fees of $1 million that have not been paid to PECO by PETT.

     As of June 30, 2001 and December 31, 2000, the Due to Related Party balance of $129 million, represents cumulative advances from PECO for initial capital requirements and operating expenses that are not considered to be currently due and payable by PETT.

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

     On March 1, 2001, PETT refinanced $805 million of floating rate Series 1999-A Transition Bonds through the issuance of fixed-rate transition bonds (Series 2001-A Transition Bonds). Approximately 72% of the Class A-3 and 70% of the Class A-5 Series 1999-A Transition Bonds were redeemed. The Series 2001-A Transition Bonds are non-callable, fixed-rate securities with an interest rate of 6.52%.

     Excluding the effects of the issuance of the Series 2001-A Transition Bonds, the issuance of the Series 2000-A Transition Bonds and the purchase of intangible transition property (ITP) from PECO, additions for the six months ended June 30, 2001 and June 30, 2000 were $307 million and $202 million, respectively. These additions include the recovery of intangible transition charges (ITC). The $105 million increase is primarily due to $94 million of additional collections related to the issuance of the Series 2000-A Transition Bonds, higher electric delivery volume and an $11 million prepayment of competitive transition charges by a large customer. Deductions for the six months ended June 30, 2001 and June 30, 2000, on the same basis were $350 million and $219 million, respectively. These amounts included $154 million and $134 million, respectively, of interest charges associated with the transition bonds; amortization expense related to the ITC of $163 million and $62 million, respectively; a change in the Due from Related Party of $15 million and $18 million, respectively; interest rate swap fair value adjustment, including the SFAS 133 transition adjustment of $12 million in 2001; and servicing fees of $6 million and $5 million, respectively. The change in the Due from Related Party balance was due to the timing of ITC billings and collections. The increases in interest expense and amortization expense were primarily due to the issuance of the Series 2000-A Transition Bonds.

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

     By using derivative financial instruments to hedge exposures to changes in interest rates, PETT exposes itself to credit risk and market risk. Credit risk is the risk of a counterparty failing to perform according to contract terms.
When the value of a contract is positive, the counterparty owes PETT which creates repayment risk for PETT. When the value of a derivative contract is negative, PETT owes the counterparty and the derivative contract does not create repayment risk. PETT minimizes the credit (or repayment) risk by (1) entering into transactions with high-quality counterparties, (2) limiting the amount of exposure to each counterparty, (3) monitoring the financial condition of its counterparties, and (4) seeking credit enhancements to improve counterparty credit quality.

     Market risk is the effect on the value of PETT's commitments that result from a change in interest rates. The market risk associated with interest rates is managed by the establishment and monitoring of parameters that limit the types and degree of market risk that may be undertaken.

     PETT's derivatives activities are subject to the management, direction, and control of Exelon Corporation's (Exelon) Risk Management Committee (RMC). Exelon is the ultimate parent company of PECO. The RMC is chaired by Exelon's chief risk officer and includes the chief financial officer, general counsel, treasurer, vice president of corporate planning and officers from each of the business units. The RMC reports to the board of directors on the scope of Exelon's derivative activities including those of PETT. The RMC (1) sets forth risk management philosophy and objectives through a corporate policy and (2) establishes procedures for control and valuation, counterparty credit approval, and the monitoring and reporting of derivative activity.

     In 1999, PETT entered into interest rate swaps relating to the Class A-3 and Class A-5 Series 1999-A Transition Bonds in the aggregate notional amount of $1.1 billion with an average interest rate of 6.65%. In connection with the refinancing, PETT cancelled $800 million of interest rate swaps.

     At June 30, 2001, the aggregate notional amount of these swaps was $319 million. At June 30, 2001, the fair market value exposure of these instruments was $12 million based on the present value difference between the contracted rate and the market rates at that date. If the derivative instruments had been terminated at June 30, 2001, the estimated fair value represents the amount to be paid by PETT to the counterparties.

     A hypothetical 50 basis point increase in the spot yield at June 30, 2001 would have resulted in an aggregate fair market value exposure of these interest rate swaps of $8 million. If the derivative instruments had been terminated at June 30, 2001, the estimated fair value represents the amount to be paid by PETT to the counterparties.

     A hypothetical 50 basis point decrease in the spot yield at June 30, 2001 would have resulted in an aggregate fair market value exposure of these interest rate swaps of $15 million. If the derivative instruments had been terminated at June 30, 2001, the estimated fair value represents the amount to be paid by PETT to the counterparties.

     On January 1, 2001, PETT adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivatives Instruments and Hedging Activities," as amended, and recorded a transition adjustment decreasing Net Assets Available for Trust Activities by $19 million. The transition adjustment related to PETT's interest rate swaps. As of June 30, 2001, the fair value of interest rate swaps increased $7 million to an exposure of $12 million. This exposure is reflected as Interest Rate Swaps on PETT's Statements of Net Assets Available for Trust Activities.

     As of June 30, 2001, the expected impact on net assets available for trust activities over the next twelve months is a $1 million loss.

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

ITEM 5. OTHER INFORMATION

          None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits None

     (b) During the quarter ended June 30, 2001, the PETT filed the following Current Reports on Form 8-K:

          None

                          PECO ENERGY TRANSITION TRUST


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 14, 2001                      By:  /s/ George R. Shicora
                                            ----------------------------
                                            George R. Shicora
                                            Beneficiary Trustee