Form 10-Q
period 2001-09-30
PECO ENERGY TRANSITION TRUST
filed 2001-11-14
CIK 1064414

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

                For the quarterly period ended September 30, 2001

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

                                 Yes X          No ____

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                            PECO ENERGY TRANSITION TRUST
                         STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES
                                                    (Unaudited)
                                                   (in millions)


                                                       For the Three Months Ended         For the Nine Months Ended
                                                             September 30,                     September 30,

                                                          2001             2000            2001              2000
                                                        -------          -------          -------           -------
ADDITIONS
Intangible Transition Property                           $    -            $   -           $    -           $ 1,009
Issuance of Transition Bonds                                  -                -              805                 -
ITC Collections                                             162              141              464               318
Due from Related Party                                       26               22               11                37
Interest Income                                               4                4                8                 9
Debt Issuance Costs                                           -                -                5                 7
Contributions by Trust Grantor                                -                -                -                 5
                                                        -------          -------          -------           -------

TOTAL ADDITIONS                                             192              167            1,293             1,385
                                                        -------          -------          -------           -------

DEDUCTIONS
Redemption of Transition Bonds                                -                -              805                 -
Transition Bonds, net of debt discount                        -                -                -               998
Interest Expense                                             79               81              233               215
Amortization of Intangible Transition Property               92               41              248               101
Service Fee Expense                                           3                3                9                 8
Due to Related Party                                          -                -                -                18
Amortization of Debt Issuance Costs                           1                1                6                 3
Amortization of Bond Discount                                 -                -                1                 -
Interest Rate Swaps Valuation Adjustment                     11                -                4                 -
                                                        -------          -------          -------           -------

TOTAL DEDUCTIONS                                            186              126            1,306             1,343
                                                        -------          -------          -------           -------

SFAS 133 Transition Adjustment                                -                -              (19)                -
                                                        -------          -------          -------           -------

CHANGES IN NET ASSETS AVAILABLE FOR TRUST
ACTIVITIES                                                    6               41              (32)               42
                                                        -------          -------          -------           -------

NET ASSETS AVAILABLE FOR TRUST ACTIVITIES
AT BEGINNING OF PERIOD                                       92               88              130                87
                                                        -------          -------          -------           -------

NET ASSETS AVAILABLE FOR TRUST ACTIVITIES
AT END OF PERIOD                                        $    98          $   129          $    98           $   129
                                                        =======          =======          =======           =======





                                         See Notes to Financial Statements.

                          PECO ENERGY TRANSITION TRUST
             STATEMENTS OF NET ASSETS AVAILABLE FOR TRUST ACTIVITIES
                                   (Unaudited)
                                  (in millions)


                                                          September 30,    December 31,
                                                              2001            2000
                                                             ------          ------

ASSETS

Current Assets:
Restricted Cash and Cash Equivalents                         $  156          $  254
Interest Receivable                                               1               1
Due from Related Party, net                                      92              81
Current Portion of Intangible Transition Property               428             355
                                                             ------          ------

     Total Current Assets                                       677             691

Noncurrent Assets:
Debt Issuance Costs, net of amortization                         24              26
Intangible Transition Property, net of amortization           4,158           4,479
                                                             ------          ------

     TOTAL ASSETS                                             4,859           5,196
                                                             ------          ------

LIABILITIES

Current Liabilities:
Accrued Interest                                                 31             106
Accrued Expenses                                                  1               -
Current Portion of Long-Term Debt                               213             297
                                                             ------          ------

     Total Current Liabilities                                  245             403

Noncurrent Liabilities:
Due to Related Party                                            129             129
Long-Term Debt                                                4,364           4,534
Interest Rate Swaps                                              23               -
                                                             ------          ------

     TOTAL LIABILITIES                                        4,761           5,066
                                                             ------          ------


NET ASSETS AVAILABLE FOR TRUST ACTIVITIES                    $   98          $  130
                                                             ======          ======



                         See Notes to Financial Statements.

                          PECO ENERGY TRANSITION TRUST
                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
         The accompanying financial statements as of September 30, 2001 and for the three and nine months then ended are unaudited, but include all adjustments that PECO Energy Transition Trust (PETT) considers necessary for a fair presentation of such financial statements. All adjustments are of a normal, recurring nature. Certain prior year amounts have been reclassified for comparative purposes. These notes should be read in conjunction with PETT's Notes to Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2000.

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

3. ADOPTION OF NEW ACCOUNTING PRINCIPLE
         On January 1, 2001, PETT adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivatives Instruments and Hedging Activities," as amended, and recorded a transition adjustment decreasing Net Assets Available for Trust Activities by $19 million. The transition adjustment related to the interest rate swaps. As of September 30, 2001, the fair value of interest rate swaps decreased $4 million to an exposure of $23 million. This exposure is reflected as Interest Rate Swaps on PETT's Statements of Net Assets Available for Trust Activities.

         As of September 30, 2001, the expected impact on net assets available for trust activities over the next twelve months is a $2 million loss.

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

         For the nine months ended September 30, 2001 and 2000, PETT recorded $464 million and $318 million of ITC collections, respectively. The increase of $146 million is primarily due to the issuance of the 2000-A Transition Bonds. For the nine months ended September 30, 2001 and 2000, PETT recorded $9 million and $8 million, respectively, in servicing fees based upon the outstanding principal amount of the Transition Bonds.

         As of September 30, 2001 and December 31, 2000, the Due from Related Party balance was $92 million and $81 million, respectively. The Due from Related Party balance represents ITC billings by PECO that have not yet been collected of $87 million and $77 million, respectively, and ITC collections by PECO that have not yet been remitted to PETT of $6 million and $5 million, respectively. These amounts are partially offset by servicing fees of $1 million that have not been paid to PECO by PETT.

         As of September 30, 2001 and December 31, 2000, the Due to Related Party balance of $129 million, represents cumulative advances from PECO for initial capital requirements and operating expenses that are not considered to be currently due and payable by PETT.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following analysis of the financial condition and results of activities of PECO Energy Transition Trust (PETT) is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements and Notes to Financial Statements included in Item 1 above, and PETT's Annual Report on Form 10-K for the year ended December 31, 2000.

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

         Excluding the effects of the issuance of the Series 2001-A Transition Bonds, the issuance of the Series 2000-A Transition Bonds and the purchase of intangible transition property (ITP) from PECO, additions for the nine months ended September 30, 2001 and September 30, 2000 were $483 million and $369 million, respectively. These additions include the recovery of intangible transition charges (ITC). The increase of $114 million is primarily due to $103 million of additional collections related to the issuance of the Series 2000-A Transition Bonds, and an $11 million prepayment of competitive transition charges by a large customer. Deductions for the nine months ended September 30, 2001 and September 30, 2000, on the same basis were $520 million and $345 million, respectively. The increase of $175 million is primarily attributable to amortization of intangible transition property of $147 million and higher interest expense of $18 million associated with the issuance of the Series 2000-A Transition Bonds and an increase related to the interest rate swaps fair value adjustment, including the SFAS 133 transition adjustment of $23 million.

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

         At September 30, 2001, the aggregate notional amount of these swaps was $326 million. At September 30, 2001, the fair market value exposure of these instruments was $23 million based on the present value difference between the contracted rate and the market rates at that date. If the derivative instruments had been terminated at September 30, 2001, the estimated fair value represents the amount to be paid by PETT to the counterparties.

         A hypothetical 50 basis point increase in the spot yield at September 30, 2001 would have resulted in an aggregate fair market value exposure of these interest rate swaps of $18 million. If the derivative instruments had been terminated at September 30, 2001, the estimated fair value represents the amount to be paid by PETT to the counterparties.

         A hypothetical 50 basis point decrease in the spot yield at September 30, 2001 would have resulted in an aggregate fair market value exposure of these interest rate swaps of $29 million. If the derivative instruments had been terminated at September 30, 2001, the estimated fair value represents the amount to be paid by PETT to the counterparties.

         On January 1, 2001, PETT adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivatives Instruments and Hedging Activities," as amended, and recorded a transition adjustment decreasing Net Assets Available for Trust Activities by $19 million. The transition adjustment related to the interest rate swaps. As of September 30, 2001, the fair value of interest rate swaps decreased $4 million to an exposure of $23 million. This exposure is reflected as Interest Rate Swaps on PETT's Statements of Net Assets Available for Trust Activities.

         As of September 30, 2001, the expected impact on net assets available for trust activities over the next twelve months is a $2 million loss.

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

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits
              None

      (b) During the quarter ended September 30, 2001, the PETT filed the following Current Reports on Form 8-K:
              None

                          PECO ENERGY TRANSITION TRUST


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  November 14, 2001                  By:  /s/ George R. Shicora
                                               ----------------------------
                                               George R. Shicora
                                               Beneficiary Trustee