Form 10-K405
period 2001-12-31
PECO ENERGY TRANSITION TRUST
filed 2002-03-29
CIK 1064414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

                       DOCUMENTS INCORPORATED BY REFERENCE
Not Applicable

                          PECO Energy Transition Trust
                                    FORM 10-K
                   For the Fiscal Year Ended December 31, 2001



                                TABLE OF CONTENTS


                                                                                             Page

Part I
  Item 1.  Business                                                                             1
  Item 2.  Properties                                                                           2
  Item 3.  Legal Proceedings                                                                    2
  Item 4.  Submission of Matters to a Vote of Security Holders                                  2

Part II
  Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters                2
  Item 6.  Selected Financial Data                                                              2
  Item 7.  Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                                      2
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk                           4
  Item 8.  Financial Statements and Supplementary Data                                          4
  Item 9.  Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure                                                              13

Part III
 Item 10.  Directors and Executive Officers of the Registrant                                  13
 Item 11.  Executive Compensation                                                              13
 Item 12.  Security Ownership of Certain Beneficial Owners and Management                      13
 Item 13.  Certain Relationships and Related Transactions                                      13

Part IV
 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                     13

                                     PART I

Item 1. Business.

         PECO Energy Transition Trust (PETT) is a special purpose business trust established under the laws of the State of Delaware and a wholly owned subsidiary of PECO Energy Company (PECO). PETT was formed on June 23, 1998 pursuant to a trust agreement, amended and restated on May 2, 2000 and amended on March 1, 2001, between PECO, as grantor, First Union Trust Company, N.A., as issuer trustee, and two beneficiary trustees appointed by PECO (Trust Agreement).

         PECO is principally engaged in the purchase, transmission, distribution, and sale of electricity to residential, commercial, industrial and wholesale customers and in the purchase, distribution and sale of natural gas to residential, commercial and industrial customers in its franchised services territory in southeastern Pennsylvania. On October 20, 2000, Exelon Corporation (Exelon) became the parent corporation for each of PECO Energy Company (PECO) and Commonwealth Edison Company (ComEd) as a result of the completion of the transactions contemplated by an Agreement and Plan of Exchange and Merger, as amended, among PECO Unicom Corporation (Unicom) and Exelon PECO and ComEd, which was a subsidiary of Unicom, became the principal utility subsidiaries of Exelon through a mandatory exchange of each share of outstanding common stock of PECO for one share of common stock of Exelon and a merger of Unicom into Exelon.

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

         On March 1, 2001 PETT issued $805 million of Series 2001-A Transition Bonds to refinance a portion of the Series 1999-A Transition Bonds.

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

         On April 1, 2002, the name of First Union will change to Wachovia Bank, National Association.

 Item 2. Properties.

         PETT has no physical property. PETT's primary asset is the ITP, which is described above in Item 1.


Item 3. Legal Proceedings.

         None.


Item 4. Submission of Matters to a Vote of Security Holders.

        Omitted pursuant to Instruction I of Form 10-K.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

(a) Sales of Unregistered Securities. PETT has no common equity. PECO has made capital contributions to PETT aggregating $25 million as of December 31, 2001.

(b) Dividends. The transition bond indenture between PECO and the Bank of New York, as bond trustee, dated March 1, 1999, as supplemented by the series supplements (Indenture) prohibits PETT from making any payments, distributions or dividends to any holder of beneficial interests in PETT in respect of such beneficial interest for any calendar month unless no event of default has occurred and is continuing thereunder and any such distributions would not cause the book value of the remaining equity in PETT to decline below 0.50 percent of the original principal amount of all series of transition bonds which remain outstanding. As of December 31, 2001, PETT has not made any distributions.

(c) Bondholders. As of March 29, 2002, the sole registered holder of the transition bonds was Cede & Co. as nominee of the Depository Trust Company
(DTC). Records provided by the DTC indicate that as of December 31, 2001, there were less than 300 beneficial holders of the transition bonds. Accordingly, on January 30, 2002 PETT filed a Form 15, suspending reporting requirements under the Securities Exchange Act of 1934. The transition bonds are not registered on any national securities exchange and are not traded on any established trading market.

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

Year Ended December 31, 2001 Compared To Year Ended December 31, 2000

         Excluding the effects of the issuance of the Series 2001-A Transition Bonds, the issuance of the Series 2000-A Transition Bonds and the purchase of intangible transition property (ITP), and contributions from PECO, additions for the years ended December 31, 2001 and 2000, were $645 million and $516 million, respectively. The increase in additions of $129 million is primarily attributable to $118 million of additional collections related to the issuance of the 2000-A Transition Bonds and an $11 million prepayment of competitive transition charges by a large customer. Deductions for the year ended December 31, 2001 and December 31, 2000 on the same basis were $707 million and $496 million, respectively. The increase of $211 million is primarily attributable to higher amortization expense of intangible transition property of $184 million and higher interest expense of $11 million associated with the issuance of the Series 2000-A Transition Bonds and an increase related to the interest rate swaps fair value adjustment which was the result of the SFAS 133 transition adjustment of $19 million.

Year Ended December 31, 2000 Compared To Year Ended December 31, 1999

         Excluding the effects of the purchase of ITP, debt issuance costs and contributions from PECO, additions for the years ended December 31, 2000 and 1999, were $516 million and $356 million, respectively. The increase in additions of $160 million is primarily attributable to higher recovery amounts authorized by the 2000 QRO in connection with the issuance of the Series 2000-A Transition Bonds. Excluding the effects of issuing transition bonds and due to related party, deductions for the years ended December 31, 2000 and 1999, were $478 million and $289 million, respectively. The increase in deductions of $189 million is primarily attributable to an increase in interest charges of $99 million and higher amortization expense of intangible transition property of $83 million associated with the issuance of the Series 2000-A Transition Bonds and an increase of $5 million of servicing fee expense, also attributable to the issuance of the Series 2000-A Transition Bonds.

Accounting for Derivative Instruments

         PETT utilizes derivatives to manage its exposure to fluctuation in interest rates related to outstanding variable rate debt instruments. Derivative financial instruments are accounted for under Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative and Hedging Activities" (SFAS No. 133). Hedge accounting has been used for all interest rate derivatives to date based on the probability of the transaction and the expected highly effective nature of the hedging relationship between the interest rate swap contract and the interest payment or changes in fair value of the hedged debt. Dealer quotes are available for all of PETT's interest rate swaps agreement derivatives. Accounting for derivatives continues to evolve through guidance issued by the Derivatives Implementation Group (DIG) of the Financial Accounting Standards Board (FASB). To the extent that changes by the DIG modify current guidance, including the normal purchases and normal sales determination, the accounting treatment for derivatives may change.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

         PETT is exposed to market risks associated with interest rates. The inherent risk in market sensitive instruments and positions is the potential loss arising from adverse changes in interest rates. Exelon's corporate Risk Management Committee (RMC) sets risk management philosophy and objectives through a corporate policy, and establishes procedures for risk assessment, control and valuation, counterparty credit approval, and the monitoring and reporting of derivative activity and risk exposures. The RMC is chaired by Exelon's chief risk officer and includes the chief financial officer, general counsel, treasurer, vice president of corporate planning and officers from each of the business units. The RMC reports to the board of directors on the scope of PETT's derivative activities.

         PETT uses a combination of fixed rate and variable rate debt to reduce interest rate exposure. Interest rate swaps may be used to adjust exposure when deemed appropriate based upon market conditions.

         In 1999, PETT entered into interest rate swaps to manage interest rate exposure associated with the floating rate series of transition bonds issued to securitize PECO's stranded cost recovery. The interest rate swaps related to the Class A-3 and Class A-5 Series 1999-A Transition Bonds in the aggregate notional amount of $1.1 billion with an average interest rate of 6.65%. In connection with the refinancing in 2001, PETT cancelled $800 million of interest rate swaps. At December 31, 2001, the aggregate notional amount of these swaps was $326 million. At December 31, 2001, these interest rate swaps had an aggregate fair market value exposure of $19 million based on the present value difference between the contract and market rates at December 31, 2001.

         The aggregate fair value exposure of the interest rate swaps that would have resulted from a hypothetical 50 basis point decrease in the spot yield at December 31, 2001 is estimated to be $23 million. If these derivative instruments had been terminated at December 31, 2001, this estimated fair value represents the amount that would be paid by PETT to the counterparties.

         The aggregate fair value exposure of the interest rate swaps that would have resulted from a hypothetical 50 basis point increase in the spot yield at December 31, 2001 is estimated to be $15 million. If these derivative instruments had been terminated at December 31, 2001, this estimated fair value represents the amount to be paid by PETT to the counterparties.


Item 8. Financial Statements and Supplementary Data.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Trustees of the PECO Energy Transition Trust
Wilmington, DE:


In our opinion,  the financial  statements  listed in the index  appearing under
Item 14(a)(1) present fairly, in all material respects, the net assets available for trust activities of the PECO Energy Transition Trust (PETT) at December 31, 2001 and December 31, 2000, and the changes in net assets available for trust activities for the three years then ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the PETT's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
January 29, 2002

                                       PECO ENERGY TRANSITION TRUST
                    STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES
                                              (in Millions)
                                                                For the Years Ended December 31,
                                                                 2001            2000             1999
                                                              -------           -------          -------
ADDITIONS
Intangible Transition Property                                $    --           $ 1,009          $ 4,080
Issuance of Transition Bonds                                      805                --               --
ITC Collections                                                   636               468              310
Due from Related Party                                             --                39               42
Interest Income                                                     9                 9                4
Debt Issuance Costs                                                 5                 7               23
Contributions by Trust Grantor                                     --                 5               20
                                                              -------           -------          -------

TOTAL ADDITIONS                                                 1,455             1,537            4,479
                                                              -------           -------          -------

DEDUCTIONS
Redemption of Transition Bonds                                    805                --               --
Transition Bonds, net of debt discount                             --               998            3,995
Interest Expense                                                  302               291              192
Amortization of Intangible Transition Property                    354               170               87
Due to Related Party                                               11                18              108
Service Fee Expense                                                12                12                7
Amortization of Debt Issuance Costs                                 8                 4                2
Amortization of Debt Discount                                       1                 1                1
                                                              -------           -------          -------

TOTAL DEDUCTIONS                                                1,493             1,494            4,392
                                                              -------           -------          -------

SFAS 133 Transition Adjustment                                    (19)               --               --
                                                              -------           -------          -------

CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES              (57)               43               87
                                                              -------           -------          -------

NET ASSETS AVAILABLE FOR TRUST ACTIVITES
AT BEGINNING OF PERIOD                                            130                87               --
                                                              -------           -------          -------

NET ASSETS AVAILABLE FOR TRUST ACTIVITIES
AT END OF PERIOD                                              $    73           $   130          $    87
                                                              =======           =======          =======






                                    See Notes to Financial Statements.

                            PECO ENERGY TRANSITION TRUST
               STATEMENTS OF NET ASSETS AVAILABLE FOR TRUST ACTIVITIES
                                    (in Millions)

                                                                 December 31,
                                                              2001            2000
                                                             ------          ------

ASSETS
Current Assets:
Restricted Cash and Cash Equivalents                         $  323          $  254
Interest Receivable                                              --               1
Due from Related Party, net                                      70              81
Current Portion of Intangible Transition Property               439             355
                                                             ------          ------

Total Current Assets                                            832             691

Noncurrent Assets:
Debt Issuance Costs, net of amortization                         24              26
Intangible Transition Property, net of amortization           4,041           4,479
                                                             ------          ------

TOTAL ASSETS                                                  4,897           5,196
                                                             ------          ------

LIABILITIES

Current Liabilities:
Accrued Interest                                                 97             106
Accrued Expenses                                                  1              --
Current Portion of Long-Term Debt                               326             297
                                                             ------          ------

Total Current Liabilities                                       424             403

Noncurrent Liabilities:
Due to Related Party                                            129             129
Long-Term Debt                                                4,252           4,534
Interest Rate Swaps                                              19              --
                                                             ------          ------

 TOTAL LIABILITIES                                            4,824           5,066
                                                             ------          ------


NET ASSETS AVAILABLE FOR TRUST ACTIVITIES                    $   73          $  130
                                                             ======          ======


                       See Notes to Financial Statements.

                          PECO ENERGY TRANSITION TRUST
                          Notes to Financial Statements

1. Basis of Presentation

         PECO Energy Transition Trust (PETT), is a statutory business trust established under the laws of the State of Delaware and a wholly owned subsidiary of PECO Energy Company (PECO). PETT was formed pursuant to a trust agreement between PECO, as grantor, First Union Trust Company, N.A., as issuer trustee, and two beneficiary trustees appointed by PECO.

         PECO is principally engaged in the purchase, transmission, distribution, and sale of electricity to residential, commercial, industrial and wholesale customers and in the purchase, distribution and sale of natural gas to residential, commercial and industrial customers in its franchised services territory in southeastern Pennsylvania. On October 20, 2000, Exelon Corporation (Exelon) became the parent corporation for each of PECO Energy Company (PECO) and Commonwealth Edison Company (ComEd) as a result of the completion of the transactions contemplated by an Agreement and Plan of Exchange and Merger, as amended, among PECO Unicom Corporation (Unicom) and Exelon PECO and ComEd, which was a subsidiary of Unicom, became the principal utility subsidiaries of Exelon through a mandatory exchange of each share of outstanding common stock of PECO for one share of common stock of Exelon and a merger of Unicom into Exelon.

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

         On March 1, 2001 PETT issued $805 million of Series 2001-A Transition Bonds to refinance a portion of the Series 1999-A Transition Bonds. The Series 2001-A Transition Bonds are solely debt obligations of PETT.

         PECO, as servicer, deposits ITC collections into a general subaccount maintained by the Bank of New York, as bond trustee, under the Indenture. The collections are restricted for the specific uses of PETT. The Indenture provides for an overcollateralization subaccount, which will be funded ratably with ITC collections, to a balance of $100 million, over the life of the transition bonds. Semiannually, monies in the general subaccount are used to make  principal  and  interest  payments  on the  transition  bonds.
Additionally, each month, monies are used to pay fees, costs and charges specified in the Indenture. The Indenture also provides for a reserve subaccount that is maintained for the purpose of retaining any ITC collections and investment earnings that are in excess of specific fees and expenses and amounts allocable to the payment of principal of and interest on the transition bonds and to the overcollateralization subaccount. The balances of the reserve and overcollateralization subaccounts as of December 31, 2001 was $56 million and $26 million, respectively. Additionally, amounts of $20 million and $5 million, representing PECO's initial capitalization of the Series 1999-A Transition Bonds and Series 2000-A Transition Bonds, respectively, was deposited into the capital subaccount under the Indenture on the date of issuance of the related series of transition bonds. If amounts available in the general, reserve and overcollateralization subaccounts are not sufficient on any payment date to make scheduled payments, the bond trustee will draw on accounts in the capital subaccount. Any amounts remaining in the Indenture accounts will be released to PETT upon payment of the transition bonds in full.

         PETT's Trust Agreement requires it to operate in such a manner that it should not be consolidated in the bankruptcy estate of PECO in the event PECO becomes subject to such a proceeding, and both PECO and PETT have treated the transfer of ITP from PECO to PETT as a sale under the Competition Act.

         For financial reporting purposes and Federal and Commonwealth of Pennsylvania income and franchise tax purposes, the transfer of ITP from PECO to PETT will be treated as a financing arrangement and not a sale. Furthermore, the results of operations of PETT will be consolidated with Exelon for financial and income tax reporting purposes. As a special purpose entity incorporated in the State of Delaware, PETT is not subject to Delaware state income taxes.

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

Intangible Transition Property

         The ITP is being amortized in conjunction with the reduction of transition bond principal on an accrual basis. As of December 31, 2001 and 2000, accumulated ITP amortization was $611 million and $257 million, respectively. Amortization expense for ITP for the years ended December 31, 2001, 2000 and 1999 was $354 million, $170 million and $87 million, respectively.

Unamortized Debt Issuance Costs

         The costs associated with the issuance of the transition bonds have been capitalized and are being amortized on a straight-line basis, which approximates the effective interest method over the life of the transition bonds. As of December 31, 2001 and 2000, accumulated amortization of debt issuance cost was $14 million and $6 million, respectively. Amortization expense for debt issuance costs for the years ended December 31, 2001, 2000 and 1999 was $8 million, $4 million and $2 million, respectively.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and changes therein. Actual results could differ from those estimates.

Derivative Financial Instruments

         PETT accounts for derivative financial instruments under Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivatives and Hedging Activities" (SFAS No. 133). Under the provisions of SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value unless they qualify for a normal purchases and normal sales exception. Changes in the fair value of the derivative financial instruments are recognized in earnings unless specific hedge accounting criteria are met. A derivative financial instrument can be designated as a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). Changes in the fair value of a derivative that is highly effective as, and is designated and qualifies as, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in earnings. Changes in the fair value of a derivative that is highly effective as, and is designated as and qualifies as a cash flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows being hedged. In connection with Exelon's Risk Management Policy (RMP), PETT enters into derivatives to manage its exposure to fluctuation in interest rates related to its variable rate debt instruments. Prior to the adoption of SFAS No. 133, PETT applied hedge accounting only if the derivative reduced the risk of the underlying hedged item and was designated at the inception of the hedge, with respect to the hedged item. PETT recognized any gains or losses on these derivatives when the underlying physical transaction affected earnings. PETT does not hold or issue derivative financial instruments for trading purposes.

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

         The transition bonds are solely obligations of PETT, secured by ITP sold by PECO to PETT concurrently with the issuance of the transition bonds and certain other collateral related thereto. The following table summarizes the outstanding principal balances of the transition bonds at December 31:

                                                      Expected
                                                    Final Payment    Termination
Classes                        Rate                  Date(a)           Date(a)             2001             2000
----------------------------------------------------------------------------------------------------------------
                                                                                              In Millions
                                                                                              -----------
Series 1999-A
A-1                               5.48 %                2001            2003             $   -           $ 82
A-2                               5.63 %                2003            2005               228            275
A-3                               2.11%(b)              2004            2006               171            667
A-4                               5.80 %                2005            2007               459            459
A-5                               2.18%(b)              2007            2009               139            465
A-6                               6.05 %                2007            2009               993            993
A-7                               6.13 %                2008            2009               897            897
Series 2000-A
A-1                               7.18 %                2001            2003                 -            110
A-2                               7.30 %                2002            2004               140            140
A-3                               7.63 %                2009            2010               399            399
A-4                               7.65 %                2009            2010               351            351
Series 2001-A
A-1                               6.52 %                2010            2010               805              -
                                                                                       -------        -------
Total Long Term Debt (c)                                                                 4,582          4,838
Unamortized  debt discount                                                                  (4)            (7)
Due within one year                                                                       (326)          (297)
                                                                                       -------        -------
Long Term Debt                                                                         $ 4,252        $ 4,534
                                                                                       =======        =======

(a) The Expected Final Payment Date is the date when all principal and interest of the related class of transition bonds is expected to be paid in full in accordance with the expected amortization schedule for the applicable class. The Termination Date is the date when all principal and interest of the related class of transition bond must be paid in full. The current portion of the transition bonds is based upon the expected maturity date.
(b) Floating rate, as of December 31, 2001, based upon the London Interbank Offering Rate (LIBOR) plus 0.125% of the Series 1999-A Transition Bonds A-3 class and LIBOR plus 0.20% of the Series 1999-A Transition Bonds A-5 class.
(c) Long-term debt maturities, in the period 2002-2006 and thereafter are as follows:

          Year           In Millions
          ----           -----------
          2002                   326
          2003                   239
          2004                   318
          2005                   428
          2006                   500
          Thereafter           2,771
                               -----
          Total               $4,582
                              ======

         PETT makes semi-annual principal payments on transition bonds pursuant to an amortization schedule in the Indenture. In 2001, principal payments were made in the amount of $1,061 million, which reduced the outstanding principal balance of the Series 1999-A Transition Bonds and the Series 2000-A Transition Bonds by $951 million and $110 million, respectively.

         Fair values of the transition bonds are estimated based on quoted market prices. The carrying amounts and fair values of the transition bonds as of December 31, 2001 were $4.578 billion and $4.761 billion, respectively. The carrying amounts and fair values of the transition bonds as of December 31, 2000 were $4.831 billion and $4.941 billion, respectively.

         PETT is exposed to market risks associated with interest rates. The inherent risk in market sensitive instruments and positions is the potential loss arising from adverse changes in interest rates. Exelon's corporate Risk Management Committee (RMC) sets risk management philosophy and objectives through a corporate policy, and establishes procedures for risk assessment, control and valuation, counterparty credit approval, and the monitoring and reporting of derivative activity and risk exposures. The RMC is chaired by Exelon's chief risk officer and includes the chief financial officer, general counsel, treasurer, vice president of corporate planning and officers from each of the business units. The RMC reports to the board of directors on the scope of PETT's derivative activities.

         PETT uses a combination of fixed rate and variable rate debt to reduce interest rate exposure. Interest rate swaps may be used to adjust exposure when deemed appropriate based upon market conditions.

         In 1999, PETT entered into interest rate swaps to manage interest rate exposure associated with the floating rate series of transition bonds issued to securitize PECO's stranded cost recovery. The interest rate swaps related to the Class A-3 and Class A-5 Series 1999-A Transition Bonds in the aggregate notional amount of $1.1 billion with an average interest rate of 6.65%. In connection with the refinancing in 2001, PETT cancelled $800 million of interest rate swaps. At December 31, 2001, the aggregate notional amount of these swaps was $326 million. At December 31, 2001, these interest rate swaps had an aggregate fair market value exposure of $19 million based on the present value difference between the contract and market rates at December 31, 2001.

         The aggregate fair value exposure of the interest rate swaps that would have resulted from a hypothetical 50 basis point decrease in the spot yield at December 31, 2001 is estimated to be $23 million. If these derivative instruments had been terminated at December 31, 2001, this estimated fair value represents the amount that would be paid by PETT to the counterparties.

         The aggregate fair value exposure of the interest rate swaps that would have resulted from a hypothetical 50 basis point increase in the spot yield at December 31, 2001 is estimated to be $15 million. If these derivative instruments had been terminated at December 31, 2001, this estimated fair value represents the amount to be paid by PETT to the counterparties.

4.  Adoption of New Accounting Principle

         On January 1, 2001, PETT adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivatives Instruments and Hedging Activities," as amended, and recorded a transition adjustment decreasing Net Assets Available for Trust Activities by $19 million. The transition adjustment related to the interest rate swaps. As of December 31, 2001, the fair value of interest rate swaps is an exposure of $19 million. This exposure is reflected as Interest Rate Swaps on PETT's Statements of Net Assets Available for Trust Activities.

         As of December 31, 2001, the expected impact on net assets available for trust activities over the next twelve months is a $2 million loss.

5.  Significant Agreements and Related Party Transactions

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

         As described in Note 1 - Basis of Presentation, the transfer of ITP to PETT is treated as a financing arrangement and not a sale.

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

         Under the Amended and Restated Master Servicing Agreement by and between PETT and PECO, dated March 25, 1999, as amended on May 2, 2000 and March 1, 2001, PECO, as servicer, manages and administers the ITP sold to PETT and collects the ITC related thereto on behalf of PETT. For the years ended December 31, 2001, 2000 and 1999, PETT recorded $636 million, $468 million and $310 million of ITC collections, respectively. These increases are primarily due to additional ITC collections as a result of the issuance of the 2000-A Transition Bonds in May 2000 and the 1999-A Transition Bonds in March 1999. For the years ended December 31, 2001, 2000 and 1999, PETT recorded $12 million, $12 million and $7 million, respectively, in servicing fees based upon the outstanding principal amount of the Transition Bonds.

         As of December 31, 2001 and 2000, the Due from Related Party balance was $70 million and $81 million, respectively. The Due from Related Party balance primarily represents ITC billings by PECO that have not yet been collected of $66 million and $77 million, respectively, and ITC collections by PECO that have not yet been remitted to PETT of $4 million and $5 million, respectively.

         As of December 31, 2001 and 2000, the Due to Related Party balance of $129 million, represents cumulative advances from PECO for initial capital requirements and operating expenses that are not considered to be currently due and payable by PETT.


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

    Omitted pursuant to Instruction I of Form 10-K.


                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)    The following documents are filed as part of this report:

      1. Financial Statements:
         Report of Independent Public Accountants
         Statement of Changes in Net Assets Available for Trust Activities Statement of Net Assets Available for Trust Activities
         Notes to Financial Statements

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


                          PECO ENERGY TRANSITION TRUST

 March 29, 2002                                By   /s/ George R. Shicora
                                               --------------------------
                                               George R. Shicora
                                               Beneficiary Trustee


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March, 2002.

 Signature                             Title
 -----------------------      -----------------------------------

/s/  George R. Shicora   Beneficiary Trustee (Principal Executive Officer)
----------------------
     George R. Shicora


/s/  Thomas R. Miller    Beneficiary Trustee (Principal Financial Officer
----------------------   and Principal Accounting Officer)
     Thomas R. Miller

                                INDEX TO EXHIBITS

Certain of the following exhibits are incorporated herein by reference under Rule 12b-32 of the Securities and Exchange Act of 1934, as amended.

------------- -----------------------------------------------------------------------------------------------
3.1           Second  Amended  and  Restated  Trust  Agreement  for PECO  Energy
              Transition  Trust  (incorporated  by reference to the Registrant's
              Report on Form 8-K filed on May 11, 2000, File No. 333-58055).
------------- -----------------------------------------------------------------------------------------------
3.2           Certificate of Trust for PECO Energy Transition Trust (incorporated by reference to the
              Registrant's Registration Statement on Form S-3 filed on March 3, 2000, File No. 333-31646).
------------- -----------------------------------------------------------------------------------------------
4.1           Indenture dated as of March 1, 1999 (incorporated by reference to the Registrant's
              Registration Statement on Form S-3 filed on March 3, 2000, File No. 333-31646).
------------- -----------------------------------------------------------------------------------------------
4.1.1         Series  Supplement  dated as of March 25, 1999 between PECO Energy
              Transition  Trust  and  The  Bank  of New  York  (incorporated  by reference  to the  Registrant's  Report on Form 8-K filed on March
              31, 1999, File No. 333-58055).
------------- -----------------------------------------------------------------------------------------------
4.1.2         Series  Supplement  dated as of May 2, 2000  between  PECO  Energy
              Transition  Trust  and  The  Bank  of New  York  (incorporated  by reference to the Registrant's  Report on Form 8-K filed on May 11,
              2000, File No. 333-58055).
------------- -----------------------------------------------------------------------------------------------
4.1.3         Series  Supplement  dated as of March 1, 2001  between PECO Energy
              Transition  Trust  and  The  Bank  of New  York  (incorporated  by reference  to the  Registrant's  Report on Form 8-K filed on March
              15, 2001, File No. 333-58055).
------------- -----------------------------------------------------------------------------------------------
4.2           Form of Series 1999-A Transition Bonds  (incorporated by reference to Amendment No. 2 to the
              Registrant's Registration Statement on Form S-3 filed on February 23, 1999, File No.
              333-58055).
------------- -----------------------------------------------------------------------------------------------
4.3           Form of Series 2000-A Transition Bonds (incorporated by reference to the Registrant's
              Registration Statement on Form S-3 filed on March 3, 2000, File No. 333-31646).
------------- -----------------------------------------------------------------------------------------------
4.4           Form of Series 2001-A Transition Bonds (incorporated by reference to the Registrant's
              Registration Statement on Form S-3 filed on December 13, 2000, File No. 333-51740).
------------- -----------------------------------------------------------------------------------------------
10.1          Intangible Transition Property Sale Agreement dated as of March 25, 1999, as amended and restated as of May 2, 2000 (incorporated by reference to the Registrant's Report on Form 8-K filed on May 11, 2000, File No. 333-58055).
------------- -----------------------------------------------------------------------------------------------






------------- -----------------------------------------------------------------------------------------------
10.1.1        Amendment No. 1 to Intangible Transition Property Sale Agreement dated as of March 25, 1999, as amended and restated as of May 2, 2000  (incorporated by reference to the Registrant's
              Report on Form 8-K filed on March 15, 2001, File No. 333-58055).
------------- -----------------------------------------------------------------------------------------------
10.2          Master Servicing Agreement dated as of March 25, 1999, as amended and restated as of May 2,
              2000 (incorporated by reference to the Registrant's Report on Form 8-K filed on May 11, 2000,
              File No. 333-58055).
------------- -----------------------------------------------------------------------------------------------
10.2.1        Amendment No. 1 to Master Servicing Agreement dated as of March 25, 1999, as amended and restated as of May 2, 2000 (incorporated by reference to the Registrant's Report on Form 8-K filed on March 15, 2001, File No. 333-58055).
------------- -----------------------------------------------------------------------------------------------
23.1          Consent of Independent Accountants
------------- -----------------------------------------------------------------------------------------------
99.1          Joint  Petition  for  Full  Settlement  of PECO  Energy  Company's
              Restructuring  Plan and  Related  Appeals  and  Application  for a
              Qualified  Rate Order and  Application  for Transfer of Generation
              Assets  dated April 29, 1998  (incorporated  by  reference  to the
              Registrant's  Registration Statement on Form S-3 filed on March 3,
              2000, File No. 333-31646).
------------- -----------------------------------------------------------------------------------------------
99.2          Joint  Petition  for  Full  Settlement  of PECO  Energy  Company's
              Application  for Issuance of a Qualified  Rate Order Under Section
              2812 of the Public Utility Code dated March 8, 2000  (incorporated by reference to the  Registrant's  Amendment No. 1 to Registration
              Statement  on  Form  S-3  filed  on  April  17,  2000,   File  No.
              333-31646).
------------- -----------------------------------------------------------------------------------------------
99.3          Qualified  Rate Order issued by the  Pennsylvania  Public  Utility
              Commission  to  PECO  Energy  on May  14,  1998  (incorporated  by reference to the Registrant's  Registration  Statement on Form S-3
              filed on March 3, 2000, File No. 333-31646).
------------- -----------------------------------------------------------------------------------------------
99.4          Qualified Rate Order issued by the Pennsylvania Public Utility Commission to PECO Energy on
              March 16, 2000 (incorporated by reference to Amendment No. 1 to the Registrant's Registration
              Statement on Form S-3 filed on April 17, 2000, File No. 333-31646).
------------- -----------------------------------------------------------------------------------------------
99.5          PECO Energy Transition Trust Transition Bondholders Statement Series 1999-A, Semi-Annual
              Payment Date:  March 1, 2001  (incorporated by reference to the Registrant's Report on Form
              8-K filed on March 16, 2001, File No. 333-58055).
------------- -----------------------------------------------------------------------------------------------
99.7          PECO Energy Transition Trust Form 15-15D, January 29, 2002 (incorporated by reference to the
              Form 15-15D filed January 29, 2002, File No. 333-58055)
------------- -----------------------------------------------------------------------------------------------
99.6          PECO Energy Transition Trust Transition Bondholders Statement Series 2000-A, Semi-Annual
              Payment Date:  March 1, 2001   (incorporated by reference to the Registrant's Report on Form
              8-K filed on March 16, 2001, File No. 333-58055).
------------- -----------------------------------------------------------------------------------------------
